Form 10-Q
period 2020-12-25
TE Connectivity Ltd.
filed 2021-01-28
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2020
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

The number of common shares outstanding as of January 22, 2021 was 330,888,764.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions, except per share data)
Net sales	$3,522	$3,168
Cost of sales	2,376	2,138
Gross margin	1,146	1,030
Selling, general, and administrative expenses	361	367
Research, development, and engineering expenses	162	161
Acquisition and integration costs	8	7
Restructuring and other charges, net	167	24
Operating income	448	471
Interest income	3	6
Interest expense	(15)	(12)
Other income (expense), net	(1)	5
Income from continuing operations before income taxes	435	470
Income tax expense	(60)	(447)
Income from continuing operations	375	23
Income from discontinued operations, net of income taxes	6	3
Net income	$381	$26

Basic earnings per share:
Income from continuing operations	$1.13	$0.07
Income from discontinued operations	0.02	0.01
Net income	1.15	0.08

Diluted earnings per share:
Income from continuing operations	$1.13	$0.07
Income from discontinued operations	0.02	0.01
Net income	1.14	0.08

Weighted-average number of shares outstanding:
Basic	331	335
Diluted	333	337

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Net income	$381	$26
Other comprehensive income:
Currency translation	111	50
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	6	8
Gains on cash flow hedges, net of income taxes	29	31
Other comprehensive income	146	89
Comprehensive income	527	115
Less: comprehensive income attributable to noncontrolling interests	(6)	—
Comprehensive income attributable to TE Connectivity Ltd.	$521	$115

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 25,	September 25,
	2020	2020

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,098	$945
Accounts receivable, net of allowance for doubtful accounts of $33 and $29, respectively	2,640	2,377
Inventories	2,066	1,950
Prepaid expenses and other current assets	677	512
Total current assets	6,481	5,784
Property, plant, and equipment, net	3,768	3,650
Goodwill	5,387	5,224
Intangible assets, net	1,613	1,593
Deferred income taxes	2,198	2,178
Other assets	819	813
Total assets	$20,266	$19,242
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$685	$694
Accounts payable	1,629	1,276
Accrued and other current liabilities	1,769	1,720
Total current liabilities	4,083	3,690
Long-term debt	3,516	3,452
Long-term pension and postretirement liabilities	1,329	1,336
Deferred income taxes	144	143
Income taxes	266	252
Other liabilities	949	874
Total liabilities	10,287	9,747
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	118	112
Shareholders' equity:
Common shares, CHF 0.57 par value, 338,953,381 shares authorized and issued	149	149
Accumulated earnings	10,672	10,348
Treasury shares, at cost, 7,836,597 and 8,295,878 shares, respectively	(655)	(669)
Accumulated other comprehensive loss	(305)	(445)
Total shareholders' equity	9,861	9,383
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$20,266	$19,242

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended December 25, 2020
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 25, 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net income	—	—	—	—	—	381	—	381
Other comprehensive income	—	—	—	—	—	—	140	140
Share-based compensation expense	—	—	—	—	19	—	—	19
Exercise of share options	—	—	1	75	—	—	—	75
Restricted share award vestings and other activity	—	—	—	66	(19)	(57)	—	(10)
Repurchase of common shares	—	—	(1)	(127)	—	—	—	(127)
Balance at December 25, 2020	339	$149	(8)	$(655)	$—	$10,672	$(305)	$9,861

	For the Quarter Ended December 27, 2019
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 27, 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570
Net income	—	—	—	—	—	26	—	26
Other comprehensive income	—	—	—	—	—	—	89	89
Share-based compensation expense	—	—	—	—	22	—	—	22
Exercise of share options	—	—	—	14	—	—	—	14
Restricted share award vestings and other activity	—	—	1	77	(22)	(76)	—	(21)
Repurchase of common shares	—	—	(2)	(143)	—	—	—	(143)
Balance at December 27, 2019	351	$154	(17)	$(1,389)	$—	$12,206	$(414)	$10,557

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$381	$26
Income from discontinued operations, net of income taxes	(6)	(3)
Income from continuing operations	375	23
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	187	174
Deferred income taxes	(42)	394
Non-cash lease cost	30	27
Provision for losses on accounts receivable and inventories	6	20
Share-based compensation expense	19	22
Other	21	10
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(299)	(24)
Inventories	(145)	(176)
Prepaid expenses and other current assets	(87)	(23)
Accounts payable	349	94
Accrued and other current liabilities	88	(185)
Income taxes	17	10
Other	121	45
Net cash provided by operating activities	640	411
Cash flows from investing activities:
Capital expenditures	(142)	(176)
Acquisition of businesses, net of cash acquired	(107)	(115)
Other	3	2
Net cash used in investing activities	(246)	(289)
Cash flows from financing activities:
Net decrease in commercial paper	—	(9)
Repayment of debt	(30)	—
Proceeds from exercise of share options	75	14
Repurchase of common shares	(119)	(139)
Payment of common share dividends to shareholders	(159)	(154)
Other	(19)	(26)
Net cash used in financing activities	(252)	(314)
Effect of currency translation on cash	11	7
Net increase (decrease) in cash, cash equivalents, and restricted cash	153	(185)
Cash, cash equivalents, and restricted cash at beginning of period	945	927
Cash, cash equivalents, and restricted cash at end of period	$1,098	$742

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

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2021 and fiscal 2020 are to our fiscal years ending September 24, 2021 and ended September 25, 2020, respectively.

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Restructuring charges, net	$149	$24
Other charges, net	18	—
Restructuring and other charges, net	$167	$24

Net restructuring charges by segment were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Transportation Solutions	$118	$4
Industrial Solutions	20	15
Communications Solutions	11	5
Restructuring charges, net	$149	$24

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 25,		Changes in	Cash	Non-Cash	Currency	December 25,
	2020	Charges	Estimate	Payments	Items	Translation	2020

	(in millions)
Fiscal 2021 Actions:
Employee severance	$—	$136	$—	$(1)	$—	$—	$135
Facility and other exit costs	—	2	—	—	—	—	2
Property, plant, and equipment	—	4	—	—	(4)	—	—
Total	—	142	—	(1)	(4)	—	137
Fiscal 2020 Actions:
Employee severance	180	1	—	(34)	—	8	155
Facility and other exit costs	8	7	—	—	—	1	16
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	188	11	—	(34)	(3)	9	171
Pre-Fiscal 2020 Actions:
Employee severance	93	—	(5)	(19)	—	2	71
Facility and other exit costs	4	1	—	(5)	—	—	—
Total	97	1	(5)	(24)	—	2	71
Total Activity	$285	$154	$(5)	$(59)	$(7)	$11	$379

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during the quarter ended December 25, 2020, we recorded restructuring charges of $142 million. We expect to complete all restructuring actions commenced during the quarter ended December 25, 2020 by the end of fiscal 2022 and to incur additional charges of approximately $12 million related primarily to employee severance and facility exit costs across all segments.

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during the quarters ended December 25, 2020 and December 27, 2019, we recorded restructuring charges of $11 million and $15 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2020 by the end of fiscal 2023 and to incur additional charges of approximately $34 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2020 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$140	$126	$14
Industrial Solutions	114	99	15
Communications Solutions	41	36	5
Total	$295	$261	$34

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2020 Actions

Prior to fiscal 2020, we initiated restructuring programs associated with footprint consolidation and structural improvements impacting all segments. During the quarters ended December 25, 2020 and December 27, 2019, we recorded net restructuring credits of $4 million and charges of $9 million, respectively, related to pre-fiscal 2020 actions. We expect additional charges related to pre-fiscal 2020 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 25,	September 25,
	2020	2020

	(in millions)
Accrued and other current liabilities	$340	$229
Other liabilities	39	56
Restructuring reserves	$379	$285

3. Acquisitions

During the quarter ended December 25, 2020, we acquired one business for a cash purchase price of $106 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired two businesses for a combined cash purchase price of $112 million, net of cash acquired, during the quarter ended December 27, 2019. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	December 25,	September 25,
	2020	2020

	(in millions)
Raw materials	$284	$251
Work in progress	905	851
Finished goods	877	848
Inventories	$2,066	$1,950

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 25, 2020(1)	$1,527	$3,110	$587	$5,224
Acquisitions	—	53	—	53
Purchase price adjustments	(1)	(1)	—	(2)
Currency translation	33	66	13	112
December 25, 2020(1)	$1,559	$3,228	$600	$5,387
(1)	At December 25, 2020 and September 25, 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the quarter ended December 25, 2020, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding the acquisition.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	December 25, 2020			September 25, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,715	$(588)	$1,127	$1,648	$(554)	$1,094
Intellectual property	1,240	(768)	472	1,225	(739)	486
Other	20	(6)	14	19	(6)	13
Total	$2,975	$(1,362)	$1,613	$2,892	$(1,299)	$1,593

Intangible asset amortization expense was $48 million and $45 million for the quarters ended December 25, 2020 and December 27, 2019, respectively.

At December 25, 2020, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2021	$146
Fiscal 2022	194
Fiscal 2023	192
Fiscal 2024	160
Fiscal 2025	145
Fiscal 2026	138
Thereafter	638
Total	$1,613

7. Debt

The fair value of our debt, based on indicative valuations, was approximately $4,621 million and $4,550 million at December 25, 2020 and September 25, 2020, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

8. Leases

The components of lease cost were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Operating lease cost	$30	$27
Variable lease cost	11	11
Total lease cost	$41	$38

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$30	$26

ROU assets obtained in exchange for new operating lease liabilities	22	5	(2)
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in other liabilities.
(2)	Excludes right-of-use assets recognized in connection with the adoption of ASC 842.

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

Trade Compliance Matters

We are investigating our past compliance with relevant U.S. trade controls and are making voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are cooperating with BIS, and both our internal assessment and the BIS investigation are ongoing. We are unable to predict the final outcome of the BIS investigation or to reasonably estimate the time it may take to resolve these matters. An unfavorable outcome may include fines or penalties imposed in response to our disclosures; however, we are not yet able to estimate whether any such fines or penalties would be material to our financial condition and results of operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 25, 2020, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $16 million to $46 million, and we accrued $19 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At December 25, 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $252 million, of which $93 million related to our Subsea Communications (“SubCom”) business which was sold during fiscal 2019.

In connection with the SubCom sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $280 million as of December 25, 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of December 25, 2020, there were no new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million at December 25, 2020 and September 25, 2020. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 25,	September 25,
	2020	2020

	(in millions)
Other assets	$—	$1
Other liabilities	52	9

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At December 25, 2020 and September 25, 2020, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(4)	$4
Losses excluded from the hedging relationship(1)	(40)	(22)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,820 million and $3,511 million at December 25, 2020 and September 25, 2020, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,957 million and $1,664 million at December 25, 2020 and September 25, 2020, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.03% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2025, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 25,	September 25,
	2020	2020

	(in millions)
Prepaid expenses and other current assets	$—	$1
Other assets	—	3
Accrued and other current liabilities	42	6
Other liabilities	56	16

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Foreign currency exchange losses on intercompany loans and external borrowings(1)	$(168)	$(65)
Losses on cross-currency swap contracts designated as hedges of net investment(1)	(85)	(33)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate Risk Management

We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. These contracts had an aggregate notional value of $450 million at December 25, 2020 and September 25, 2020, and were designated as cash flow hedges. These forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 25,	September 25,
	2020	2020

	(in millions)
Other assets	$3	$—
Other liabilities	54	64

The impacts of these forward starting interest rate swap contracts were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Gains recorded in other comprehensive income (loss)	$13	$10

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $321 million and $312 million at December 25, 2020 and September 25, 2020, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 25,	September 25,
	2020	2020

	(in millions)
Prepaid expenses and other current assets	$56	$41
Other assets	3	3
Accrued and other current liabilities	1	2
Other liabilities	—	1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of these commodity swap contracts were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Gains recorded in other comprehensive income (loss)	$37	$19
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	15	(1)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 25,	December 27,	December 25,	December 27,
	2020	2019	2020	2019

	(in millions)
Operating expense:
Service cost	$12	$13	$3	$3
Other (income) expense:
Interest cost	7	6	8	9
Expected return on plan assets	(14)	(15)	(13)	(15)
Amortization of net actuarial loss	8	10	2	2
Amortization of prior service credit	(1)	(2)	—	—
Net periodic pension benefit cost (credit)	$12	$12	$—	$(1)

During the quarter ended December 25, 2020, we contributed $10 million and $17 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $60 million and $447 million for the quarters ended December 25, 2020 and December 27, 2019, respectively. The income tax expense for the quarter ended December 25, 2020 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets. The income tax expense for the quarter ended December 27, 2019 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”). See “Swiss Tax Reform” below for additional information.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $50 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 25, 2020.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Swiss Tax Reform

The Federal Act on Tax Reform and AHV Financing eliminated certain preferential tax items and implemented new tax rates at both the federal and cantonal levels. During fiscal 2019, Switzerland enacted the federal provisions of Swiss Tax Reform and the federal tax authority issued guidance abolishing certain interest deductions. The impacts of these measures were reflected in our fiscal 2019 Consolidated Financial Statements.

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law, including reductions in tax rates. During the quarter ended December 27, 2019, we recognized $355 million of income tax expense related primarily to cantonal implementation and the resulting write-down of certain deferred tax assets to the lower tax rates.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Basic	331	335
Dilutive impact of share-based compensation arrangements	2	2
Diluted	333	337

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Antidilutive share options	—	3

14. Shareholders’ Equity

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019
Dividends paid per common share	$0.48	$0.46

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At December 25, 2020 and September 25, 2020, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $159 million and $317 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Number of common shares repurchased	1	2
Repurchase value	$127	$143

At December 25, 2020, we had $868 million of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Share-based compensation expense	$19	$22

As of December 25, 2020, there was $170 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.2 years.

During the quarter ended December 25, 2020, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.3	$22.03
Restricted share awards	0.4	105.86
Performance share awards	0.2	105.86

As of December 25, 2020, we had 13 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	28%
Risk-free interest rate	0.5%
Expected annual dividend per share	$1.92
Expected life of options (in years)	5.4

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Transportation Solutions:
Automotive	$1,629	$1,405
Commercial transportation	331	258
Sensors	264	205
Total Transportation Solutions	2,224	1,868
Industrial Solutions:
Aerospace, defense, oil, and gas	250	309
Industrial equipment	295	263
Medical	156	179
Energy	172	176
Total Industrial Solutions	873	927
Communications Solutions:
Data and devices	234	219
Appliances	191	154
Total Communications Solutions	425	373
Total	$3,522	$3,168
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Asia–Pacific:
Transportation Solutions	$876	$742
Industrial Solutions	163	145
Communications Solutions	254	226
Total Asia–Pacific	1,293	1,113
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	894	702
Industrial Solutions	358	340
Communications Solutions	64	55
Total EMEA	1,316	1,097
Americas:
Transportation Solutions	454	424
Industrial Solutions	352	442
Communications Solutions	107	92
Total Americas	913	958
Total	$3,522	$3,168
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Transportation Solutions	$308	$316
Industrial Solutions	76	115
Communications Solutions	64	40
Total	$448	$471

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

The first quarter of fiscal 2021 included the following:

●	Our net sales increased 11.2% in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 due primarily to sales growth in the Transportation Solutions segment. On an organic basis, our net sales increased 6.2% during the first quarter of fiscal 2021 as compared to the same period of fiscal 2020.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 19.1% in the first quarter of fiscal 2021 due to sales increases in the automotive end market and, to a lesser degree, the commercial transportation and sensors end markets.
●	Industrial Solutions—Our net sales decreased 5.8% in the first quarter of fiscal 2021 primarily as a result of sales declines in the aerospace, defense, oil, and gas and the medical end markets, partially offset by sales increases in the industrial equipment end market.
●	Communications Solutions—Our net sales increased 13.9% in the first quarter of fiscal 2021 due to sales increases in both the appliances and the data and devices end markets.
●	Net cash provided by continuing operating activities was $640 million in the first quarter of fiscal 2021.

COVID-19 Pandemic and Economic Conditions

The COVID-19 pandemic has affected nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic negatively affected our sales and operating results during fiscal 2020 and the first quarter of fiscal 2021, and we expect that it will continue to have an impact on some of our businesses in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods.

The COVID-19 pandemic is currently impacting, and we expect that it will continue to impact, our business operations globally, causing further disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. While a number of our businesses are operating as essential businesses, some have had and continue to have adjusted, reduced, or suspended operating activities at certain locations. In addition, the pandemic has had and may continue to have far-reaching impacts on many additional aspects of our operations, both directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally, and the scope and nature of these impacts continue to evolve. We will continue to assess the evolving impact of the COVID-19 pandemic and intend to adjust our operations accordingly. Throughout our operations, we have implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements. The extent to which the pandemic will continue to impact our business and the markets we serve will depend on the success of, among other things, future developments and public health advancements, including the recent commencement of vaccine production and distribution.

We expect that the COVID-19 pandemic will continue to impact several of the markets we serve, in particular the commercial aerospace and medical markets in our Industrial Solutions segment; however, we expect these markets to improve later in fiscal 2021. See “Outlook” below for additional information.

In response to the economic environment, we have taken and continue to focus on actions to manage costs. These include restructuring and other cost reduction initiatives, such as reducing discretionary spending, capital expenditures, and travel. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

Outlook

In the second quarter of fiscal 2021, we expect our net sales to be approximately $3.5 billion as compared to $3.2 billion in the second quarter of fiscal 2020. This increase reflects sales growth in the Transportation Solutions segment and, to a lesser degree, the Communications Solutions segment, partially offset by sales declines in the Industrial Solutions segment relative to the second quarter of fiscal 2020.

We expect diluted earnings per share from continuing operations to be approximately $1.38 per share in the second quarter of fiscal 2021. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $167 million and $0.09 per share, respectively, in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020.

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

Acquisition

During the first quarter of fiscal 2021, we acquired one business for a cash purchase price of $106 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 25,		December 27,
	2020		2019

	($ in millions)
Transportation Solutions	$2,224	63%	$1,868	59%
Industrial Solutions	873	25	927	29
Communications Solutions	425	12	373	12
Total	$3,522	100%	$3,168	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 25, 2020
	versus Net Sales for the Quarter Ended December 27, 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$356	19.1%	$233	12.3%	$76	$47
Industrial Solutions	(54)	(5.8)	(78)	(8.4)	21	3
Communications Solutions	52	13.9	43	11.5	9	—
Total	$354	11.2%	$198	6.2%	$106	$50

Net sales increased $354 million, or 11.2%, in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. The increase in net sales resulted from organic net sales growth of 6.2%, the positive impact of foreign currency translation of 3.4% due to the strengthening of certain foreign currencies, and sales contributions from acquisitions of 1.6%. In the first quarter of fiscal 2021, our net sales declines in the Industrial Solutions segment reflected significant unfavorable impacts from the COVID-19 pandemic. Price erosion adversely affected organic net sales by $26 million in the first quarter of fiscal 2021.

See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Asia–Pacific, Europe/Middle East/Africa (“EMEA”), and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period.

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2021.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 25,		December 27,
	2020		2019

	($ in millions)
Asia–Pacific	$1,293	37%	$1,113	35%
EMEA	1,316	37	1,097	35
Americas	913	26	958	30
Total	$3,522	100%	$3,168	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 25, 2020
	versus Net Sales for the Quarter Ended December 27, 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Asia–Pacific	$180	16.2%	$128	11.5%	$52	$—
EMEA	219	20.0	101	9.0	73	45
Americas	(45)	(4.7)	(31)	(3.2)	(19)	5
Total	$354	11.2%	$198	6.2%	$106	$50

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Cost of sales	$2,376	$2,138	$238
As a percentage of net sales	67.5%	67.5%

Gross margin	$1,146	$1,030	$116
As a percentage of net sales	32.5%	32.5%

Gross margin increased $116 million in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020 primarily as a result of higher volume and, to a lesser degree, positive foreign currency translation and lower material costs.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, silver, and palladium. We expect to purchase approximately 180 million pounds of copper, 115,000 troy ounces of gold, 2.5 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2021. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the
		Quarters Ended
		December 25,	December 27,
	Measure	2020	2019
Copper	Lb.	$2.88	$2.84
Gold	Troy oz.	1,599	1,354
Silver	Troy oz.	19.70	16.26
Palladium	Troy oz.	2,137	1,793

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Selling, general, and administrative expenses	$361	$367	$(6)
As a percentage of net sales	10.2%	11.6%

Restructuring and other charges, net	$167	$24	$143

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased slightly in the first quarter of fiscal 2021 from the first quarter of fiscal 2020 due primarily to cost control measures and savings attributable to restructuring actions, partially offset by higher incentive compensation costs.

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

During fiscal 2021 and 2020, we initiated restructuring programs associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. We incurred net restructuring charges of $149 million during the first quarter of fiscal 2021, of which $142 million related to the fiscal 2021 restructuring program. Annualized cost savings related to the fiscal 2021 actions commenced during the first quarter of fiscal 2021 are expected to be approximately $60 million and are expected to be realized by the end of fiscal 2023. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2021, we expect total restructuring charges to be approximately $200 million and total spending, which will be funded with cash from operations, to be approximately $250 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Operating income	$448	$471	$(23)
Operating margin	12.7%	14.9%

Operating income included the following:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$7
Charges associated with the amortization of acquisition-related fair value adjustments	1	—
	9	7
Restructuring and other charges, net	167	24
Total	$176	$31

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Income tax expense	$60	$447	$(387)
Effective tax rate	13.8%	95.1%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the first quarters of fiscal 2021 and 2020, including the Switzerland Federal Act on Tax Reform and AHV Financing in fiscal 2020.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 25,		December 27,
	2020		2019

	($ in millions)
Automotive	$1,629	73%	$1,405	75%
Commercial transportation	331	15	258	14
Sensors	264	12	205	11
Total	$2,224	100%	$1,868	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 25, 2020
	versus Net Sales for the Quarter Ended December 27, 2019
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisition

	($ in millions)
Automotive	$224	15.9%	$161	11.3%	$63	$—
Commercial transportation	73	28.3	65	24.9	8	—
Sensors	59	28.8	7	3.2	5	47
Total	$356	19.1%	$233	12.3%	$76	$47

Net sales in the Transportation Solutions segment increased $356 million, or 19.1%, in the first quarter of fiscal 2021 from the first quarter of fiscal 2020 due to organic net sales growth of 12.3%, the positive impact of foreign currency translation of 4.2%, and sales contributions from an acquisition of 2.6%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 11.3% in the first quarter of fiscal 2021 due primarily to content gains and the favorable impacts associated with the replenishment of inventory in the supply chain. Our organic net sales increased 12.9% in the EMEA region, 11.0% in the Asia–Pacific region, and 8.7% in the Americas region.
●	Commercial transportation—Our organic net sales increased 24.9% in the first quarter of fiscal 2021 as a result of growth across all regions due primarily to content gains.
●	Sensors—Our organic net sales increased 3.2% in the first quarter of fiscal 2021 due to strength in transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Operating income	$308	$316	$(8)
Operating margin	13.8%	16.9%

Operating income in the Transportation Solutions segment decreased slightly in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020. Excluding the items below, operating income increased primarily as a result of higher volume.

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$4	$5
Charges associated with the amortization of acquisition-related fair value adjustments	1	—
	5	5
Restructuring and other charges, net	118	4
Total	$123	$9

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 25,		December 27,
	2020		2019

	($ in millions)
Aerospace, defense, oil, and gas	$250	28%	$309	33%
Industrial equipment	295	34	263	28
Medical	156	18	179	20
Energy	172	20	176	19
Total	$873	100%	$927	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 25, 2020
	versus Net Sales for the Quarter Ended December 27, 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisition

	($ in millions)
Aerospace, defense, oil, and gas	$(59)	(19.1)%	$(68)	(22.0)%	$6	$3
Industrial equipment	32	12.2	21	7.7	11	—
Medical	(23)	(12.8)	(24)	(13.4)	1	—
Energy	(4)	(2.3)	(7)	(3.7)	3	—
Total	$(54)	(5.8)%	$(78)	(8.4)%	$21	$3

In the Industrial Solutions segment, net sales decreased $54 million, or 5.8%, in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 due primarily to organic net sales declines of 8.4%, partially offset by the positive impact of foreign currency translation of 2.3%. Net sales in the first quarter of fiscal 2021 included significant unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 22.0% in the first quarter of fiscal 2021 due primarily to reduced demand in the commercial aerospace market.
●	Industrial equipment—Our organic net sales increased 7.7% in the first quarter of fiscal 2021 due to growth in all regions primarily as a result of strength in factory automation and controls applications.
●	Medical—Our organic net sales decreased 13.4% in the first quarter of fiscal 2021 due primarily to continued delays in elective procedures.
●	Energy—Our organic net sales decreased 3.7% in the first quarter of fiscal 2021 as a result of declines across all regions due primarily to weakness in the utility market.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Operating income	$76	$115	$(39)
Operating margin	8.7%	12.4%

Operating income in the Industrial Solutions segment decreased $39 million in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020. Excluding the items below, operating income decreased due primarily to lower volume, partially offset by improved manufacturing productivity.

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Acquisition and integration costs	$4	$2
Restructuring and other charges, net	38	15
Total	$42	$17

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 25,		December 27,
	2020		2019

	($ in millions)
Data and devices	$234	55%	$219	59%
Appliances	191	45	154	41
Total	$425	100%	$373	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 25, 2020
	versus Net Sales for the Quarter Ended December 27, 2019
	Net Sales		Organic Net Sales
	Growth		Growth		Translation

	($ in millions)
Data and devices	$15	6.8%	$10	4.7%	$5
Appliances	37	24.0	33	21.1	4
Total	$52	13.9%	$43	11.5%	$9

Net sales in the Communications Solutions segment increased $52 million, or 13.9%, in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 due primarily to organic net sales growth of 11.5%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 4.7% in the first quarter of fiscal 2021 primarily as a result of market strength and market share gains in high-speed cloud applications.
●	Appliances—Our organic net sales increased 21.1% in the first quarter of fiscal 2021 due to sales growth in all regions primarily attributable to benefits from home investments.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019	Change

	($ in millions)
Operating income	$64	$40	$24
Operating margin	15.1%	10.7%

Operating income in the Communications Solutions segment increased $24 million in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020. Excluding the item below, operating income increased due primarily to higher volume, improved manufacturing productivity, and lower material costs.

	For the
	Quarters Ended
	December 25,	December 27,
	2020	2019

	(in millions)
Restructuring and other charges, net	$11	$5

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of €350 million of fixed-to-floating rate senior notes due in June 2021. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. Payment of our $250 million of 4.875% senior notes due in January 2021 was made after the first quarter of fiscal 2021. We will continue to monitor financial markets and respond as necessary to changing conditions, including future developments related to the COVID-19 pandemic. There is continued uncertainty surrounding the duration and scope of the pandemic and it may have a material impact on our liquidity and financial conditions. We believe that we have sufficient financial resources and liquidity which, along with managing expenses and capital structure flexibility, will enable us to meet our ongoing working capital and other cash flow needs during the COVID-19 pandemic and resulting period of economic uncertainty.

Cash Flows from Operating Activities

In the first quarter of fiscal 2021, net cash provided by continuing operating activities increased $229 million to $640 million from $411 million in the first quarter of fiscal 2020. The increase resulted primarily from improved working capital. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2021 and 2020 was $85 million and $43 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $142 million and $176 million in the first quarters of fiscal 2021 and 2020, respectively. We expect fiscal 2021 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2021, we acquired one business for a cash purchase price of $106 million, net of cash acquired. We acquired two businesses for a combined cash purchase price of $112 million, net of cash acquired, during the first quarter of 2020. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at December 25, 2020 and September 25, 2020 was $4,201 million and $4,146 million, respectively.

Tyco Electronics Group S.A. (“TEGSA”) has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 25, 2020 or September 25, 2020.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 25, 2020, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $159 million and $154 million in the first quarters of fiscal 2021 and 2020, respectively.

We repurchased approximately 1 million of our common shares for $127 million and approximately 2 million of our common shares for $143 million under the share repurchase program during the first quarters of fiscal 2021 and 2020, respectively. At December 25, 2020, we had $868 million of availability remaining under our share repurchase authorization.

Summarized Guarantor Financial Information

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

	December 25,	September 25,
	2020	2020
	(in millions)
Balance Sheet Data:
Total current assets	$219	$134
Total noncurrent assets(1)	3,281	3,282

Total current liabilities	997	1,237
Total noncurrent liabilities(2)	24,052	23,549
(1)	Includes $3,277 million and $3,275 million as of December 25, 2020 and September 25, 2020, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $20,388 million and $20,016 million as of December 25, 2020 and September 25, 2020, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Quarter Ended	Fiscal Year Ended
	December 25,	September 25,
	2020	2020

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(64)	$(206)
Net loss	(58)	(202)

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

Trade Compliance Matters

We are investigating our past compliance with relevant U.S. trade controls and are making voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are cooperating with BIS, and both our internal assessment and the BIS investigation are ongoing. We are unable to predict the final outcome of the BIS investigation or to reasonably estimate the time it may take to resolve these matters. An unfavorable outcome may include fines or penalties imposed in response to our disclosures; however, we are not yet able to estimate whether any such fines or penalties would be material to our financial condition and results of operations.

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

At December 25, 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $252 million, of which $93 million related to our Subsea Communications (“SubCom”) business which was sold during fiscal 2019.

In connection with the SubCom sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $280 million as of December 25, 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of December 25, 2020, there were no new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020. There were no significant changes to this information during the first quarter of fiscal 2021.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;

●	risks related to compliance with current and future environmental and other laws and regulations;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2021. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 25, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 25, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 25, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 25, 2020. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020 except as described below. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

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

We also must comply with applicable trade regulations in the jurisdictions where we operate. A small portion of our products, including defense-related products, may require governmental import and export licenses, whose issuance may be influenced by geopolitical and other events. Any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows. In this regard, we are investigating our past compliance with relevant U.S. trade controls and are making voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are cooperating with BIS, and both our internal assessment and the BIS investigation are ongoing. We are unable to predict the final outcome of the BIS investigation or to reasonably estimate the time it may take to resolve these matters. An unfavorable outcome may include fines or penalties imposed in response to our disclosures; however, we are not yet able to estimate whether any such fines or penalties would be material to our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended December 25, 2020:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
September 26–October 23, 2020	436	$97.27	—	$995,115,788
October 24–November 27, 2020	627,241	108.50	507,500	940,030,817
November 28–December 25, 2020	662,698	117.44	614,200	867,937,104
Total	1,290,375	$113.09	1,121,700
(1)	These columns include the following transactions which occurred during the quarter ended December 25, 2020:
(i)	the acquisition of 168,675 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,121,700 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
10.1	‡*	Form of Option Award Terms and Conditions for Option Grants beginning in November 2020
10.2	‡*	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2020
10.3	‡*	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2021
10.4	‡*	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018
22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document(1)(2)
101.SCH		XBRL Taxonomy Extension Schema Document(2)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)

‡Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2021