Form 10-Q
period 2021-03-26
TE Connectivity Ltd.
filed 2021-04-23
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2021
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

The number of common shares outstanding as of April 19, 2021 was 330,224,626.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions, except per share data)
Net sales	$3,738	$3,195	$7,260	$6,363
Cost of sales	2,528	2,166	4,904	4,304
Gross margin	1,210	1,029	2,356	2,059
Selling, general, and administrative expenses	401	352	762	719
Research, development, and engineering expenses	174	158	336	319
Acquisition and integration costs	6	12	14	19
Restructuring and other charges, net	17	22	184	46
Impairment of goodwill	—	900	—	900
Operating income (loss)	612	(415)	1,060	56
Interest income	8	5	11	11
Interest expense	(13)	(11)	(28)	(23)
Other income, net	4	11	3	16
Income (loss) from continuing operations before income taxes	611	(410)	1,046	60
Income tax expense	(106)	(42)	(166)	(489)
Income (loss) from continuing operations	505	(452)	880	(429)
Income (loss) from discontinued operations, net of income taxes	1	(4)	7	(1)
Net income (loss)	$506	$(456)	$887	$(430)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.53	$(1.35)	$2.66	$(1.28)
Income (loss) from discontinued operations	—	(0.01)	0.02	—
Net income (loss)	1.53	(1.37)	2.68	(1.29)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.51	$(1.35)	$2.64	$(1.28)
Income (loss) from discontinued operations	—	(0.01)	0.02	—
Net income (loss)	1.51	(1.37)	2.66	(1.29)

Weighted-average number of shares outstanding:
Basic	331	334	331	334
Diluted	334	334	333	334

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Net income (loss)	$506	$(456)	$887	$(430)
Other comprehensive income (loss):
Currency translation	21	(114)	132	(64)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	6	8	12	16
Gains (losses) on cash flow hedges, net of income taxes	28	(53)	57	(22)
Other comprehensive income (loss)	55	(159)	201	(70)
Comprehensive income (loss)	561	(615)	1,088	(500)
Less: comprehensive (income) loss attributable to noncontrolling interests	4	2	(2)	2
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$565	$(613)	$1,086	$(498)

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 26,	September 25,
	2021	2020

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,748	$945
Accounts receivable, net of allowance for doubtful accounts of $35 and $29, respectively	2,921	2,377
Inventories	2,134	1,950
Prepaid expenses and other current assets	619	512
Total current assets	7,422	5,784
Property, plant, and equipment, net	3,662	3,650
Goodwill	5,342	5,224
Intangible assets, net	1,548	1,593
Deferred income taxes	2,204	2,178
Other assets	789	813
Total assets	$20,967	$19,242
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$919	$694
Accounts payable	1,793	1,276
Accrued and other current liabilities	2,327	1,720
Total current liabilities	5,039	3,690
Long-term debt	3,602	3,452
Long-term pension and postretirement liabilities	1,299	1,336
Deferred income taxes	140	143
Income taxes	277	252
Other liabilities	827	874
Total liabilities	11,184	9,747
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	114	112
Shareholders' equity:
Common shares, CHF 0.57 par value, 338,953,381 shares authorized and issued	149	149
Accumulated earnings	10,541	10,348
Treasury shares, at cost, 8,520,155 and 8,295,878 shares, respectively	(775)	(669)
Accumulated other comprehensive loss	(246)	(445)
Total shareholders' equity	9,669	9,383
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$20,967	$19,242

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended March 26, 2021
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at December 25, 2020	339	$149	(8)	$(655)	$—	$10,672	$(305)	$9,861	$—	$9,861
Net income	—	—	—	—	—	506	—	506	—	506
Other comprehensive income	—	—	—	—	—	—	59	59	—	59
Share-based compensation expense	—	—	—	—	30	—	—	30	—	30
Dividends	—	—	—	—	—	(661)	—	(661)	—	(661)
Exercise of share options	—	—	1	44	—	—	—	44	—	44
Restricted share award vestings and other activity	—	—	—	18	(30)	24	—	12	—	12
Repurchase of common shares	—	—	(2)	(182)	—	—	—	(182)	—	(182)
Balance at March 26, 2021	339	$149	(9)	$(775)	$—	$10,541	$(246)	$9,669	$—	$9,669

	For the Six Months Ended March 26, 2021
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 25, 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383	$—	$9,383
Net income	—	—	—	—	—	887	—	887	—	887
Other comprehensive income	—	—	—	—	—	—	199	199	—	199
Share-based compensation expense	—	—	—	—	49	—	—	49	—	49
Dividends	—	—	—	—	—	(661)	—	(661)	—	(661)
Exercise of share options	—	—	2	119	—	—	—	119	—	119
Restricted share award vestings and other activity	—	—	—	84	(49)	(33)	—	2	—	2
Repurchase of common shares	—	—	(3)	(309)	—	—	—	(309)	—	(309)
Balance at March 26, 2021	339	$149	(9)	$(775)	$—	$10,541	$(246)	$9,669	$—	$9,669

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

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 26,	March 27,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$887	$(430)
(Income) loss from discontinued operations, net of income taxes	(7)	1
Income (loss) from continuing operations	880	(429)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	900
Depreciation and amortization	380	354
Deferred income taxes	(48)	345
Non-cash lease cost	59	52
Provision for losses on accounts receivable and inventories	22	18
Share-based compensation expense	49	37
Other	(20)	11
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(567)	(140)
Inventories	(212)	(151)
Prepaid expenses and other current assets	(30)	25
Accounts payable	510	49
Accrued and other current liabilities	125	(180)
Income taxes	34	1
Other	38	—
Net cash provided by operating activities	1,220	892
Cash flows from investing activities:
Capital expenditures	(284)	(309)
Proceeds from sale of property, plant, and equipment	58	3
Acquisition of businesses, net of cash acquired	(107)	(359)
Other	10	(2)
Net cash used in investing activities	(323)	(667)
Cash flows from financing activities:
Net decrease in commercial paper	—	(219)
Proceeds from issuance of debt	661	593
Repayment of debt	(280)	—
Proceeds from exercise of share options	119	27
Repurchase of common shares	(259)	(408)
Payment of common share dividends to shareholders	(318)	(307)
Other	(24)	(31)
Net cash used in financing activities	(101)	(345)
Effect of currency translation on cash	7	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash	803	(131)
Cash, cash equivalents, and restricted cash at beginning of period	945	927
Cash, cash equivalents, and restricted cash at end of period	$1,748	$796

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Restructuring charges, net	$11	$22	$160	$46
Impairment of held for sale businesses and loss on divestiture	4	—	21	—
Other charges, net	2	—	3	—
Restructuring and other charges, net	$17	$22	$184	$46

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Transportation Solutions	$10	$18	$128	$22
Industrial Solutions	—	1	20	16
Communications Solutions	1	3	12	8
Restructuring charges, net	$11	$22	$160	$46

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 25,		Changes in	Cash	Non-Cash	Currency	March 26,
	2020	Charges	Estimate	Payments	Items	Translation	2021

	(in millions)
Fiscal 2021 Actions:
Employee severance	$—	$161	$(14)	$(5)	$—	$(4)	$138
Facility and other exit costs	—	2	—	(2)	—	—	—
Property, plant, and equipment	—	4	—	—	(4)	—	—
Total	—	167	(14)	(7)	(4)	(4)	138
Fiscal 2020 Actions:
Employee severance	180	2	—	(59)	—	5	128
Facility and other exit costs	8	7	—	(1)	—	1	15
Property, plant, and equipment	—	5	—	—	(5)	—	—
Total	188	14	—	(60)	(5)	6	143
Pre-Fiscal 2020 Actions:
Employee severance	93	—	(6)	(36)	—	1	52
Facility and other exit costs	4	1	—	(5)	—	—	—
Property, plant, and equipment	—	—	(2)	—	2	—	—
Total	97	1	(8)	(41)	2	1	52
Total Activity	$285	$182	$(22)	$(108)	$(7)	$3	$333

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. During the six months ended March 26, 2021, we recorded net restructuring charges of $153 million in connection with this program. We expect to complete all restructuring actions commenced during the six months ended March 26, 2021 by the end of fiscal 2022 and to incur additional charges of approximately $20 million related primarily to employee severance and facility exit costs across all segments.

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during the six months ended March 26, 2021 and March 27, 2020, we recorded restructuring charges of $14 million and $43 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2020 by the end of fiscal 2023 and to incur additional charges of approximately $26 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2020 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$140	$127	$13
Industrial Solutions	109	100	9
Communications Solutions	41	37	4
Total	$290	$264	$26

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2020 Actions

Prior to fiscal 2020, we initiated restructuring programs associated with footprint consolidation and structural improvements impacting all segments. During the six months ended March 26, 2021 and March 27, 2020, we recorded net restructuring credits of $7 million and charges of $3 million, respectively, related to pre-fiscal 2020 actions. We expect additional charges related to pre-fiscal 2020 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 26,	September 25,
	2021	2020

	(in millions)
Accrued and other current liabilities	$270	$229
Other liabilities	63	56
Restructuring reserves	$333	$285

3. Acquisitions

During the six months ended March 26, 2021, we acquired one business for a cash purchase price of $106 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired four businesses, including First Sensor AG (“First Sensor”), for a combined cash purchase price of $356 million, net of cash acquired, during the six months ended March 27, 2020. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

In connection with the acquisition of First Sensor, we and First Sensor entered into a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, upon its effectiveness in July 2020, First Sensor minority shareholders can elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. Our First Sensor noncontrolling interest balance, which was originally recorded at a fair value of €96 million (equivalent to $107 million), is recorded as redeemable noncontrolling interest outside of equity on the Condensed Consolidated Balance Sheet as of March 26, 2021 and September 25, 2020 as the exercise of the put right by First Sensor minority shareholders is not within our control.

4. Inventories

Inventories consisted of the following:

	March 26,	September 25,
	2021	2020

	(in millions)
Raw materials	$290	$251
Work in progress	924	851
Finished goods	920	848
Inventories	$2,134	$1,950

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 25, 2020(1)	$1,527	$3,110	$587	$5,224
Acquisitions	—	54	—	54
Purchase price adjustments	1	(1)	—	—
Currency translation and other	20	36	8	64
March 26, 2021(1)	$1,548	$3,199	$595	$5,342
(1)	At March 26, 2021 and September 25, 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the six months ended March 26, 2021, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding the acquisition.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	March 26, 2021			September 25, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,699	$(610)	$1,089	$1,648	$(554)	$1,094
Intellectual property	1,233	(787)	446	1,225	(739)	486
Other	19	(6)	13	19	(6)	13
Total	$2,951	$(1,403)	$1,548	$2,892	$(1,299)	$1,593

Intangible asset amortization expense was $48 million and $46 million for the quarters ended March 26, 2021 and March 27, 2020, respectively, and $96 million and $91 million for the six months ended March 26, 2021 and March 27, 2020, respectively.

At March 26, 2021, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2021	$96
Fiscal 2022	192
Fiscal 2023	191
Fiscal 2024	159
Fiscal 2025	143
Fiscal 2026	137
Thereafter	630
Total	$1,548

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

7. Debt

During the quarter ended March 26, 2021, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, repaid, at maturity, $250 million of 4.875% senior notes due in January 2021.

In February 2021, TEGSA issued €550 million aggregate principal amount of 0.00% senior notes due in February 2029. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the quarter ended March 26, 2021, we reclassified $500 million of 3.50% senior notes due in February 2022 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

The fair value of our debt, based on indicative valuations, was approximately $4,899 million and $4,550 million at March 26, 2021 and September 25, 2020, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Operating lease cost	$29	$25	$59	$52
Variable lease cost	13	15	24	26
Total lease cost	$42	$40	$83	$78

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Six Months Ended
	March 26,	March 27,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$59	$51

Right-of-use assets obtained in exchange for new operating lease liabilities	38	12
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in other liabilities.

9. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes,

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

Trade Compliance Matters

We are investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and both our internal assessment and the resulting investigations by the agencies remain ongoing. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. While we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 26, 2021, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $47 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 26, 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $157 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $130 million as of March 26, 2021 and are expected to expire at various dates through fiscal 2025. During the quarter ended March 26, 2021, we amended our agreement with SubCom and removed the requirement to issue new performance guarantees. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million at March 26, 2021 and September 25, 2020. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 26,	September 25,
	2021	2020

	(in millions)
Other assets	$—	$1
Other liabilities	24	9

At March 26, 2021 and September 25, 2020, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$—	$28	$(4)	$32
Gains (losses) excluded from the hedging relationship(1)	28	17	(12)	(5)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,154 million and $3,511 million at March 26, 2021 and September 25, 2020, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,380 million and $1,664 million at March 26, 2021 and September 25, 2020, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.29% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2025, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 26,	September 25,
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$1	$1
Other assets	11	3
Accrued and other current liabilities	11	6
Other liabilities	27	16

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$133	$57	$(35)	$(8)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	58	55	(27)	22
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate Risk Management

We utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. These contracts had an aggregate notional value of $450 million at March 26, 2021 and September 25, 2020 and were designated as cash flow hedges. These forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 26,	September 25,
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$10	$—
Accrued and other current liabilities	27	—
Other liabilities	—	64

The impacts of these forward starting interest rate swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$34	$(42)	$47	$(32)

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $410 million and $312 million at March

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

26, 2021 and September 25, 2020, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 26,	September 25,
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$53	$41
Other assets	2	3
Accrued and other current liabilities	6	2
Other liabilities	3	1

The impacts of these commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$17	$(37)	$54	$(18)
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	24	4	39	3

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Operating expense:
Service cost	$12	$12	$3	$2
Other (income) expense:
Interest cost	7	6	8	9
Expected return on plan assets	(13)	(15)	(13)	(14)
Amortization of net actuarial loss	7	10	2	2
Amortization of prior service credit	(2)	(1)	—	—
Net periodic pension benefit cost (credit)	$11	$12	$—	$(1)

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Operating expense:
Service cost	$24	$25	$6	$5
Other (income) expense:
Interest cost	14	12	16	18
Expected return on plan assets	(27)	(30)	(26)	(29)
Amortization of net actuarial loss	15	20	4	4
Amortization of prior service credit	(3)	(3)	—	—
Net periodic pension benefit cost (credit)	$23	$24	$—	$(2)

During the six months ended March 26, 2021, we contributed $20 million and $18 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $106 million and $42 million for the quarters ended March 26, 2021 and March 27, 2020, respectively. The income tax expense for the quarter ended March 27, 2020 included an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement with Tyco International plc (now part of Johnson Controls International plc) and Covidien plc (now part of Medtronic plc). The pre-tax goodwill impairment charge of $900 million recorded during the quarter ended March 27, 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes.

We recorded income tax expense of $166 million and $489 million for the six months ended March 26, 2021 and March 27, 2020, respectively. The income tax expense for the six months ended March 26, 2021 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets. The income tax expense for the six months ended March 27, 2020 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), and an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See “Swiss Tax Reform” below for additional information.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $110 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 26, 2021.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

13. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Basic	331	334	331	334
Dilutive impact of share-based compensation arrangements	3	—	2	—
Diluted	334	334	333	334

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

The following share options were not included in the computation of diluted earnings (loss) per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Antidilutive share options	—	3	—	3

14. Shareholders’ Equity

Common Shares Held in Treasury

In March 2021, our shareholders approved the cancellation of approximately 3 million shares purchased under our share repurchase program during the period beginning September 28, 2019 and ending September 25, 2020. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020
Dividends paid per common share	$0.48	$0.46	$0.96	$0.92

In March 2021, our shareholders approved a dividend payment to shareholders of $2.00 per share, payable in four equal quarterly installments of $0.50 per share beginning in the third quarter of 2021 and ending in the second quarter of fiscal 2022.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At March 26, 2021 and September 25, 2020, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $661 million and $317 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 26,	March 27,
	2021	2020

	(in millions)
Number of common shares repurchased	3	5
Repurchase value	$309	$423

At March 26, 2021, we had $686 million of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Share-based compensation expense	$30	$15	$49	$37

As of March 26, 2021, there was $151 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.0 years.

During the quarter ended December 25, 2020, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.3	$22.03
Restricted share awards	0.4	105.86
Performance share awards	0.2	105.86

As of March 26, 2021, we had 13 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	28%
Risk-free interest rate	0.5%
Expected annual dividend per share	$1.92
Expected life of options (in years)	5.4

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Transportation Solutions:
Automotive	$1,630	$1,365	$3,259	$2,770
Commercial transportation	382	294	713	552
Sensors	275	198	539	403
Total Transportation Solutions	2,287	1,857	4,511	3,725
Industrial Solutions:
Aerospace, defense, oil, and gas	267	318	517	627
Industrial equipment	339	280	634	543
Medical	161	186	317	365
Energy	185	178	357	354
Total Industrial Solutions	952	962	1,825	1,889
Communications Solutions:
Data and devices	278	218	512	437
Appliances	221	158	412	312
Total Communications Solutions	499	376	924	749
Total	$3,738	$3,195	$7,260	$6,363
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Asia–Pacific:
Transportation Solutions	$875	$631	$1,751	$1,373
Industrial Solutions	171	138	334	283
Communications Solutions	290	222	544	448
Total Asia–Pacific	1,336	991	2,629	2,104
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	922	766	1,816	1,468
Industrial Solutions	393	361	751	701
Communications Solutions	75	61	139	116
Total EMEA	1,390	1,188	2,706	2,285
Americas:
Transportation Solutions	490	460	944	884
Industrial Solutions	388	463	740	905
Communications Solutions	134	93	241	185
Total Americas	1,012	1,016	1,925	1,974
Total	$3,738	$3,195	$7,260	$6,363
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income (loss) by segment was as follows:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020		2021	2020

	(in millions)
Transportation Solutions	$398	$(606)	(1)	$706	$(290)	(1)
Industrial Solutions	111	142		187	257
Communications Solutions	103	49		167	89
Total	$612	$(415)		$1,060	$56
(1)	Includes goodwill impairment charge of $900 million.

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

The second quarter and first six months of fiscal 2021 included the following:

●	Our net sales increased 17.0% and 14.1% in the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020 due to sales growth in the Transportation Solutions and the Communications Solutions segments, partially offset by sales declines in the Industrial Solutions segment. On an organic basis, our net sales increased 11.0% and 8.6% during the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 23.2% and 21.1% in the second quarter and first six months of fiscal 2021, respectively, with sales increases in all end markets.
●	Industrial Solutions—Our net sales decreased 1.0% and 3.4% in the second quarter and first six months of fiscal 2021, respectively, as a result of sales declines in the aerospace, defense, oil, and gas and the medical end markets, partially offset by sales increases in the industrial equipment and the energy end markets.
●	Communications Solutions—Our net sales increased 32.7% and 23.4% in the second quarter and first six months of fiscal 2021, respectively, due to sales increases in both the appliances and the data and devices end markets.
●	Net cash provided by operating activities was $1,220 million in the first six months of fiscal 2021.

COVID-19 Pandemic and Economic Conditions

The COVID-19 pandemic has affected nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic negatively affected our sales and operating results during fiscal 2020 and continued to negatively affect certain of our businesses in the first six months of fiscal 2021. We expect that it will continue to have an impact on some of our businesses in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods.

The COVID-19 pandemic is currently impacting, and we expect that it will continue to impact, our business operations globally, causing further disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. In addition, the pandemic has had and may continue to have far-reaching impacts on many additional aspects of our operations, both directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally, and the scope and nature of these impacts continue to evolve. We will continue to assess the evolving impact of the COVID-19 pandemic and intend to adjust our operations and businesses, a number of which are operating as essential businesses, accordingly. Throughout our operations, we have implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on the success of, among other things, future developments and public health advancements, including vaccine production and distribution. We expect that the COVID-19 pandemic will continue to impact several of the markets we serve, in particular the commercial aerospace market in our Industrial Solutions segment; however, we expect this market to stabilize in the second half of fiscal 2021. See “Outlook” below for additional information regarding our expectations.

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

Outlook

In the third quarter of fiscal 2021, we expect our net sales to be approximately $3.7 billion as compared to $2.5 billion in the third quarter of fiscal 2020. This increase reflects sales growth in the Transportation Solutions segment and, to a lesser degree, the Communications Solutions and Industrial Solutions segments.

We expect diluted earnings per share from continuing operations to be approximately $1.51 per share in the third quarter of fiscal 2021. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $108 million and $0.01 per share, respectively, in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020.

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

Acquisition

During the first six months of fiscal 2021, we acquired one business for a cash purchase price of $106 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 26,		March 27,		March 26,		March 27,
	2021		2020		2021		2020

	($ in millions)
Transportation Solutions	$2,287	61%	$1,857	58%	$4,511	62%	$3,725	58%
Industrial Solutions	952	26	962	30	1,825	25	1,889	30
Communications Solutions	499	13	376	12	924	13	749	12
Total	$3,738	100%	$3,195	100%	$7,260	100%	$6,363	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 26, 2021						Change in Net Sales for the Six Months Ended March 26, 2021
	versus Net Sales for the Quarter Ended March 27, 2020						versus Net Sales for the Six Months Ended March 27, 2020
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$430	23.2%	$284	15.3%	$104	$42	$786	21.1%	$517	13.8%	$180	$89
Industrial Solutions	(10)	(1.0)	(40)	(4.2)	31	(1)	(64)	(3.4)	(118)	(6.3)	52	2
Communications Solutions	123	32.7	108	28.7	15	—	175	23.4	151	20.2	24	—
Total	$543	17.0%	$352	11.0%	$150	$41	$897	14.1%	$550	8.6%	$256	$91

Net sales increased $543 million, or 17.0%, in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020. The increase in net sales resulted from organic net sales growth of 11.0%, the positive impact of foreign currency translation of 4.7% due to the strengthening of certain foreign currencies, and net sales contributions of 1.3% from acquisitions and a divestiture. In the second quarter of fiscal 2021, our net sales declines in the Industrial Solutions segment reflected significant unfavorable impacts from the COVID-19 pandemic. Price erosion adversely affected organic net sales by $20 million in the second quarter of fiscal 2021.

In the first six months of fiscal 2021, net sales increased $897 million, or 14.1%, as compared to the first six months of fiscal 2020 due to organic net sales growth of 8.6%, the positive impact of foreign currency translation of 4.0% due to the strengthening of certain foreign currencies, and net sales contributions of 1.5% from acquisitions and a divestiture. In the first six months of fiscal 2021, our net sales declines in the Industrial Solutions segment reflected significant unfavorable impacts from the COVID-19 pandemic. Price erosion adversely affected organic net sales by $46 million in the first six months of fiscal 2021.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2021.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 26,		March 27,		March 26,		March 27,
	2021		2020		2021		2020

	($ in millions)
Asia–Pacific	$1,336	36%	$991	31%	$2,629	36%	$2,104	33%
EMEA	1,390	37	1,188	37	2,706	37	2,285	36
Americas	1,012	27	1,016	32	1,925	27	1,974	31
Total	$3,738	100%	$3,195	100%	$7,260	100%	$6,363	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 26, 2021						Change in Net Sales for the Six Months Ended March 26, 2021
	versus Net Sales for the Quarter Ended March 27, 2020						versus Net Sales for the Six Months Ended March 27, 2020
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Asia–Pacific	$345	34.8%	$283	28.7%	$65	$(3)	$525	25.0%	$411	19.6%	$117	$(3)
EMEA	202	17.0	62	5.3	102	38	421	18.4	163	7.0	175	83
Americas	(4)	(0.4)	7	0.7	(17)	6	(49)	(2.5)	(24)	(1.2)	(36)	11
Total	$543	17.0%	$352	11.0%	$150	$41	$897	14.1%	$550	8.6%	$256	$91

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Cost of sales	$2,528	$2,166	$362	$4,904	$4,304	$600
As a percentage of net sales	67.6%	67.8%		67.5%	67.6%

Gross margin	$1,210	$1,029	$181	$2,356	$2,059	$297
As a percentage of net sales	32.4%	32.2%		32.5%	32.4%

Gross margin increased $181 million and $297 million in the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. The increases were primarily as a result of higher volume and, to a lesser degree, positive foreign currency translation, lower material costs, and improved manufacturing productivity, partially offset by price erosion.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, silver, and palladium. We expect to purchase approximately 200 million pounds of copper, 120,000 troy ounces of gold, 2.6 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2021. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Six Months Ended
		March 26,	March 27,	March 26,	March 27,
	Measure	2021	2020	2021	2020
Copper	Lb.	$2.95	$2.78	$2.93	$2.81
Gold	Troy oz.	1,659	1,376	1,629	1,365
Silver	Troy oz.	20.48	16.17	20.11	16.21
Palladium	Troy oz.	2,114	2,270	2,125	2,032

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Selling, general, and administrative expenses	$401	$352	$49	$762	$719	$43
As a percentage of net sales	10.7%	11.0%		10.5%	11.3%

Restructuring and other charges, net	$17	$22	$(5)	$184	$46	$138
Impairment of goodwill	—	900	(900)	—	900	(900)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $49 million and $43 million in the second quarter and first six months of fiscal 2021, respectively, from the same periods of fiscal 2020 primarily as a result of higher incentive compensation costs due to improved operational performance.

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

During fiscal 2021 and 2020, we initiated restructuring programs across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. We incurred net restructuring charges of $160 million during the first six months of fiscal 2021, of which $153 million related to the fiscal 2021 restructuring program. Annualized cost savings related to the fiscal 2021 actions commenced during the first six months of fiscal 2021 are expected to be approximately $60 million and are expected to be realized by the end of fiscal 2023. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2021, we expect total restructuring charges to be approximately $200 million and total spending, which will be funded with cash from operations, to be approximately $230 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Impairment of Goodwill. During the second quarter of fiscal 2020, we recorded a goodwill impairment charge of $900 million related to the Sensors reporting unit in our Transportation Solutions segment.

Operating Income (Loss)

The following table presents operating income (loss) and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income (loss)	$612	$(415)	$1,027	$1,060	$56	$1,004
Operating margin	16.4%	(13.0)%		14.6%	0.9%

Operating income (loss) included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$6	$12	$14	$19
Charges associated with the amortization of acquisition-related fair value adjustments	2	—	3	—
	8	12	17	19
Restructuring and other charges, net	17	22	184	46
Impairment of goodwill	—	900	—	900
Total	$25	$934	$201	$965

See discussion of operating income (loss) below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Income tax expense	$106	$42	$64	$166	$489	$(323)
Effective tax rate	17.3%	(10.2)%		15.9%	815.0%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the second quarters and first six months of fiscal 2021 and 2020, including the Switzerland Federal Act on Tax Reform and AHV Financing and the termination of the Tax Sharing Agreement in fiscal 2020.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 26,		March 27,		March 26,		March 27,
	2021		2020		2021		2020

	($ in millions)
Automotive	$1,630	71%	$1,365	73%	$3,259	72%	$2,770	74%
Commercial transportation	382	17	294	16	713	16	552	15
Sensors	275	12	198	11	539	12	403	11
Total	$2,287	100%	$1,857	100%	$4,511	100%	$3,725	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 26, 2021						Change in Net Sales for the Six Months Ended March 26, 2021
	versus Net Sales for the Quarter Ended March 27, 2020						versus Net Sales for the Six Months Ended March 27, 2020
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisition	Growth		Growth		Translation	Acquisition

	($ in millions)
Automotive	$265	19.4%	$184	13.5%	$81	$—	$489	17.7%	$345	12.4%	$144	$—
Commercial transportation	88	29.9	73	24.8	15	—	161	29.2	138	24.9	23	—
Sensors	77	38.9	27	13.4	8	42	136	33.7	34	8.2	13	89
Total	$430	23.2%	$284	15.3%	$104	$42	$786	21.1%	$517	13.8%	$180	$89

Net sales in the Transportation Solutions segment increased $430 million, or 23.2%, in the second quarter of fiscal 2021 from the second quarter of fiscal 2020 due to organic net sales growth of 15.3%, the positive impact of foreign currency translation of 5.6%, and sales contributions from an acquisition of 2.3%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 13.5% in the second quarter of fiscal 2021 with increases of 28.3% in the Asia–Pacific region, 5.9% in the Americas region, and 4.9% in the EMEA region. Our growth in the Asia–Pacific and EMEA regions resulted from increases in automotive production as well as content gains. Our growth in the Americas region was due primarily to content gains.
●	Commercial transportation—Our organic net sales increased 24.8% in the second quarter of fiscal 2021 with growth across all regions as a result of market growth and content gains.
●	Sensors—Our organic net sales increased 13.4% in the second quarter of fiscal 2021 due to strength across all markets.

In the first six months of fiscal 2021, net sales in the Transportation Solutions segment increased $786 million, or 21.1%, as compared to the first six months of fiscal 2020 as a result of organic net sales growth of 13.8%, the positive impact of foreign currency translation of 4.9%, and sales contributions from an acquisition of 2.4%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 12.4% in the first six months of fiscal 2021 with increases of 18.8% in the Asia–Pacific region, 8.7% in the EMEA region, and 7.2% in the Americas region. Our growth in the Asia–Pacific and EMEA regions was attributable to increases in automotive production and content gains. In the Americas region, our growth was primarily a result of content gains.
●	Commercial transportation—Our organic net sales increased 24.9% in the first six months of fiscal 2021 due to growth across all regions resulting from market growth and content gains.
●	Sensors—Our organic net sales increased 8.2% in the first six months of fiscal 2021 as a result of strength across all markets.

Operating Income (Loss). The following table presents the Transportation Solutions segment’s operating income (loss) and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income (loss)	$398	$(606)	$1,004	$706	$(290)	$996
Operating margin	17.4%	(32.6)%		15.7%	(7.8)%

Operating income (loss) in the Transportation Solutions segment increased $1,004 million and $996 million in the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. Excluding the items below, operating income (loss) increased primarily as a result of higher volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$3	$10	$7	$15
Charges associated with the amortization of acquisition-related fair value adjustments	2	—	3	—
	5	10	10	15
Restructuring and other charges, net	10	18	128	22
Impairment of goodwill	—	900	—	900
Total	$15	$928	$138	$937

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 26,		March 27,		March 26,		March 27,
	2021		2020		2021		2020

	($ in millions)
Aerospace, defense, oil, and gas	$267	28%	$318	33%	$517	28%	$627	33%
Industrial equipment	339	36	280	29	634	35	543	29
Medical	161	17	186	19	317	17	365	19
Energy	185	19	178	19	357	20	354	19
Total	$952	100%	$962	100%	$1,825	100%	$1,889	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 26, 2021						Change in Net Sales for the Six Months Ended March 26, 2021
	versus Net Sales for the Quarter Ended March 27, 2020						versus Net Sales for the Six Months Ended March 27, 2020
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Aerospace, defense, oil, and gas	$(51)	(16.0)%	$(66)	(20.8)%	$7	$8	$(110)	(17.5)%	$(134)	(21.4)%	$13	$11
Industrial equipment	59	21.1	44	15.7	15	—	91	16.8	65	11.8	26	—
Medical	(25)	(13.4)	(25)	(13.4)	—	—	(48)	(13.2)	(49)	(13.5)	1	—
Energy	7	3.9	7	4.0	9	(9)	3	0.8	—	0.1	12	(9)
Total	$(10)	(1.0)%	$(40)	(4.2)%	$31	$(1)	$(64)	(3.4)%	$(118)	(6.3)%	$52	$2

In the Industrial Solutions segment, net sales decreased $10 million, or 1.0%, in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 due primarily to organic net sales declines of 4.2%, partially offset by the positive impact of foreign currency translation of 3.2%. Net sales in the second quarter of fiscal 2021 included significant unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 20.8% in the second quarter of fiscal 2021 due primarily to reduced demand in the commercial aerospace market.
●	Industrial equipment—Our organic net sales increased 15.7% in the second quarter of fiscal 2021 due to growth in all regions primarily as a result of strength in factory automation and controls applications.
●	Medical—Our organic net sales decreased 13.4% in the second quarter of fiscal 2021 due primarily to continued delays in elective procedures.
●	Energy—Our organic net sales increased 4.0% in the second quarter of fiscal 2021 primarily as a result of growth in solar applications.

In the first six months of fiscal 2021, net sales in the Industrial Solutions segment decreased $64 million, or 3.4%, as compared to the first six months of fiscal 2020 primarily as a result of organic net sales declines of 6.3%, partially offset by the positive impact of foreign currency translation of 2.8%. Our net sales declines reflected significant unfavorable impacts of the COVID-19 pandemic in the first six months of fiscal 2021. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 21.4% in the first six months of fiscal 2021 primarily as a result of reduced demand in the commercial aerospace market.
●	Industrial equipment—Our organic net sales increased 11.8% in the first six months of fiscal 2021 with growth in all regions due primarily to strength in factory automation and controls applications.
●	Medical—Our organic net sales decreased 13.5% in the first six months of fiscal 2021 primarily as a result of continued delays in elective procedures.
●	Energy—Our organic net sales were flat in the first six months of fiscal 2021 with growth in the Americas region primarily attributable to strength in solar applications, offset by declines in the EMEA region.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income	$111	$142	$(31)	$187	$257	$(70)
Operating margin	11.7%	14.8%		10.2%	13.6%

Operating income in the Industrial Solutions segment decreased $31 million and $70 million in the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. Excluding the items below, operating income decreased due primarily to lower volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Acquisition and integration costs	$3	$2	$7	$4
Restructuring and other charges, net	5	1	43	16
Total	$8	$3	$50	$20

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 26,		March 27,		March 26,		March 27,
	2021		2020		2021		2020

	($ in millions)
Data and devices	$278	56%	$218	58%	$512	55%	$437	58%
Appliances	221	44	158	42	412	45	312	42
Total	$499	100%	$376	100%	$924	100%	$749	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 26, 2021					Change in Net Sales for the Six Months Ended March 26, 2021
	versus Net Sales for the Quarter Ended March 27, 2020					versus Net Sales for the Six Months Ended March 27, 2020
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth		Growth		Translation

	($ in millions)
Data and devices	$60	27.5%	$52	24.0%	$8	$75	17.2%	$62	14.4%	$13
Appliances	63	39.9	56	35.3	7	100	32.1	89	28.3	11
Total	$123	32.7%	$108	28.7%	$15	$175	23.4%	$151	20.2%	$24

Net sales in the Communications Solutions segment increased $123 million, or 32.7%, in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 due primarily to organic net sales growth of 28.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 24.0% in the second quarter of fiscal 2021 primarily as a result of market strength as well as market share gains and content growth in high-speed cloud applications.
●	Appliances—Our organic net sales increased 35.3% in the second quarter of fiscal 2021 due to sales growth in all regions primarily attributable to market improvements and market share gains.

In the first six months of fiscal 2021, net sales in the Communications Solutions segment increased $175 million, or 23.4%, as compared to the first six months of fiscal 2020 primarily as a result of organic net sales growth of 20.2%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 14.4% in the first six months of fiscal 2021 due primarily to market strength as well as market share gains and content growth in high-speed cloud applications.
●	Appliances—Our organic net sales increased 28.3% in the first six months of fiscal 2021 as a result of sales growth in all regions due primarily to market improvements and market share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 26,	March 27,		March 26,	March 27,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income	$103	$49	$54	$167	$89	$78
Operating margin	20.6%	13.0%		18.1%	11.9%

Operating income in the Communications Solutions segment increased $54 million and $78 million in the second quarter and first six months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. Excluding the item below, operating income increased due primarily to higher volume and improved manufacturing productivity.

	For the		For the
	Quarters Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2021	2020	2021	2020

	(in millions)
Restructuring and other charges, net	$2	$3	$13	$8

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of €350 million of fixed-to-floating rate senior notes due in June 2021 and $500 million of 3.50% senior notes due in February 2022. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including future developments related to the COVID-19 pandemic. There is continued uncertainty surrounding the duration and scope of the pandemic and it may have a material impact on our liquidity and financial conditions. We believe that we have sufficient financial resources and liquidity which, along with managing expenses and capital structure flexibility, will enable us to meet our ongoing working capital and other cash flow needs during the COVID-19 pandemic and resulting period of economic uncertainty.

Cash Flows from Operating Activities

In the first six months of fiscal 2021, net cash provided by operating activities increased $328 million to $1,220 million from $892 million in the first six months of fiscal 2020. The increase resulted primarily from higher pre-tax income levels and improved working capital. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2021 and 2020 was $181 million and $144 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $284 million and $309 million in the first six months of fiscal 2021 and 2020, respectively. We expect fiscal 2021 capital spending levels to be approximately 4-5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2021, we acquired one business for a cash purchase price of $106 million, net of cash acquired. We acquired four businesses, including First Sensor AG, for a combined cash purchase price of $356 million, net of cash acquired, during the first six months of 2020. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at March 26, 2021 and September 25, 2020 was $4,521 million and $4,146 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

In the second quarter of fiscal 2021, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €550 million aggregate principal amount of 0.00% senior notes due in February 2029. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at March 26, 2021 or September 25, 2020.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 26, 2021, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $318 million and $307 million in the first six months of fiscal 2021 and 2020, respectively.

We repurchased approximately 3 million of our common shares for $309 million and approximately 5 million of our common shares for $423 million under the share repurchase program during the first six months of fiscal 2021 and 2020, respectively. At March 26, 2021, we had $686 million of availability remaining under our share repurchase authorization.

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

	March 26,	September 25,
	2021	2020

	(in millions)
Balance Sheet Data:
Total current assets	$120	$134
Total noncurrent assets(1)	3,130	3,282

Total current liabilities	1,761	1,237
Total noncurrent liabilities(2)	23,685	23,549
(1)	Includes $3,118 million and $3,275 million as of March 26, 2021 and September 25, 2020, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $20,050 million and $20,016 million as of March 26, 2021 and September 25, 2020, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Six Months Ended	Fiscal Year Ended
	March 26,	September 25,
	2021	2020

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(141)	$(206)
Net loss	(134)	(202)

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

Trade Compliance Matters

We are investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and both our internal assessment and the resulting investigations by the agencies remain ongoing. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. While we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

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

At March 26, 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $157 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $130 million as of March 26, 2021 and are expected to expire at various dates through fiscal 2025. During the second quarter of fiscal 2021, we amended our agreement with SubCom and removed the requirement to issue new performance guarantees. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020. There were no significant changes to this information during the first six months of fiscal 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2021. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 26, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 26, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also must comply with applicable trade regulations in the jurisdictions where we operate. A small portion of our products, including defense-related products, may require governmental import and export licenses, whose issuance may be influenced by geopolitical and other events. Any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows. In this regard, we are investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and both our internal assessment and the resulting investigations by the agencies remain ongoing. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. While we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended March 26, 2021:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
December 26, 2020–January 22, 2021	308,559	$126.17	308,500	$829,012,757
January 23–February 26, 2021	570,123	127.53	567,400	756,643,559
February 27–March 26, 2021	549,137	129.09	548,700	685,801,112
Total	1,427,819	$127.84	1,424,600
(1)	These columns include the following transactions which occurred during the quarter ended March 26, 2021:
(i)	the acquisition of 3,219 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,424,600 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
4.1

Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021 (incorporated by reference to Exhibit 4.1 to TE Connectivity’s Current Report on Form 8-K, filed February 16, 2021)

10.1	‡

TE Connectivity Ltd. Employee Stock Purchase Plan, as amended and restated as of March 10, 2021 (incorporated by reference to Exhibit 10.2 to TE Connectivity’s Current Report on Form 8-K, filed March 10, 2021)

22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(1)(2)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(2)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)

‡Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 23, 2021