Form 10-Q
period 2021-06-25
TE Connectivity Ltd.
filed 2021-07-29
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 25, 2021
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

The number of common shares outstanding as of July 23, 2021 was 327,996,918.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions, except per share data)
Net sales	$3,845	$2,548	$11,105	$8,911
Cost of sales	2,577	1,841	7,481	6,145
Gross margin	1,268	707	3,624	2,766
Selling, general, and administrative expenses	366	321	1,128	1,040
Research, development, and engineering expenses	168	146	504	465
Acquisition and integration costs	9	8	23	27
Restructuring and other charges, net	11	98	195	144
Impairment of goodwill	—	—	—	900
Operating income	714	134	1,774	190
Interest income	3	2	14	13
Interest expense	(14)	(13)	(42)	(36)
Other income, net	2	4	5	20
Income from continuing operations before income taxes	705	127	1,751	187
Income tax expense	(124)	(185)	(290)	(674)
Income (loss) from continuing operations	581	(58)	1,461	(487)
Income (loss) from discontinued operations, net of income taxes	(1)	17	6	16
Net income (loss)	$580	$(41)	$1,467	$(471)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.76	$(0.18)	$4.41	$(1.46)
Income (loss) from discontinued operations	—	0.05	0.02	0.05
Net income (loss)	1.76	(0.12)	4.43	(1.41)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.74	$(0.18)	$4.39	$(1.46)
Income (loss) from discontinued operations	—	0.05	0.02	0.05
Net income (loss)	1.74	(0.12)	4.41	(1.41)

Weighted-average number of shares outstanding:
Basic	330	330	331	333
Diluted	333	330	333	333

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Net income (loss)	$580	$(41)	$1,467	$(471)
Other comprehensive income (loss):
Currency translation	40	21	172	(43)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	7	7	19	23
Gains (losses) on cash flow hedges, net of income taxes	(15)	37	42	15
Other comprehensive income (loss)	32	65	233	(5)
Comprehensive income (loss)	612	24	1,700	(476)
Less: comprehensive income attributable to noncontrolling interests	(2)	(3)	(4)	(1)
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$610	$21	$1,696	$(477)

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 25,	September 25,
	2021	2020

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,416	$945
Accounts receivable, net of allowance for doubtful accounts of $41 and $29, respectively	2,985	2,377
Inventories	2,392	1,950
Prepaid expenses and other current assets	601	512
Total current assets	7,394	5,784
Property, plant, and equipment, net	3,723	3,650
Goodwill	5,401	5,224
Intangible assets, net	1,516	1,593
Deferred income taxes	2,224	2,178
Other assets	800	813
Total assets	$21,058	$19,242
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$505	$694
Accounts payable	1,938	1,276
Accrued and other current liabilities	2,219	1,720
Total current liabilities	4,662	3,690
Long-term debt	3,629	3,452
Long-term pension and postretirement liabilities	1,305	1,336
Deferred income taxes	149	143
Income taxes	299	252
Other liabilities	852	874
Total liabilities	10,896	9,747
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	116	112
Shareholders' equity:
Common shares, CHF 0.57 par value, 336,099,881 shares authorized and issued, and 338,953,381 shares authorized and issued, respectively	148	149
Accumulated earnings	10,892	10,348
Treasury shares, at cost, 7,518,936 and 8,295,878 shares, respectively	(778)	(669)
Accumulated other comprehensive loss	(216)	(445)
Total shareholders' equity	10,046	9,383
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,058	$19,242

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended June 25, 2021
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at March 26, 2021	339	$149	(9)	$(775)	$—	$10,541	$(246)	$9,669	$—	$9,669
Net income	—	—	—	—	—	580	—	580	—	580
Other comprehensive income	—	—	—	—	—	—	30	30	—	30
Share-based compensation expense	—	—	—	—	24	—	—	24	—	24
Dividends	—	—	—	—	—	3	—	3	—	3
Exercise of share options	—	—	—	11	—	—	—	11	—	11
Restricted share award vestings and other activity	—	—	—	6	(24)	29	—	11	—	11
Repurchase of common shares	—	—	(2)	(282)	—	—	—	(282)	—	(282)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—	—	—
Balance at June 25, 2021	336	$148	(8)	$(778)	$—	$10,892	$(216)	$10,046	$—	$10,046

	For the Nine Months Ended June 25, 2021
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 25, 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383	$—	$9,383
Net income	—	—	—	—	—	1,467	—	1,467	—	1,467
Other comprehensive income	—	—	—	—	—	—	229	229	—	229
Share-based compensation expense	—	—	—	—	73	—	—	73	—	73
Dividends	—	—	—	—	—	(658)	—	(658)	—	(658)
Exercise of share options	—	—	2	130	—	—	—	130	—	130
Restricted share award vestings and other activity	—	—	—	90	(73)	(4)	—	13	—	13
Repurchase of common shares	—	—	(5)	(591)	—	—	—	(591)	—	(591)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—	—	—
Balance at June 25, 2021	336	$148	(8)	$(778)	$—	$10,892	$(216)	$10,046	$—	$10,046

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

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 25,	June 26,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,467	$(471)
Income from discontinued operations, net of income taxes	(6)	(16)
Income (loss) from continuing operations	1,461	(487)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	900
Depreciation and amortization	590	530
Deferred income taxes	(62)	459
Non-cash lease cost	90	79
Provision for losses on accounts receivable and inventories	32	28
Share-based compensation expense	73	54
Other	(45)	40
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(638)	182
Inventories	(482)	(342)
Prepaid expenses and other current assets	(14)	27
Accounts payable	646	(81)
Accrued and other current liabilities	110	(204)
Income taxes	61	20
Other	80	67
Net cash provided by operating activities	1,902	1,272
Cash flows from investing activities:
Capital expenditures	(454)	(439)
Proceeds from sale of property, plant, and equipment	85	6
Acquisition of businesses, net of cash acquired	(126)	(328)
Other	(2)	13
Net cash used in investing activities	(497)	(748)
Cash flows from financing activities:
Net decrease in commercial paper	—	(219)
Proceeds from issuance of debt	661	593
Repayment of debt	(706)	(352)
Proceeds from exercise of share options	130	29
Repurchase of common shares	(518)	(523)
Payment of common share dividends to shareholders	(483)	(466)
Other	(27)	(32)
Net cash used in financing activities	(943)	(970)
Effect of currency translation on cash	9	(7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	471	(453)
Cash, cash equivalents, and restricted cash at beginning of period	945	927
Cash, cash equivalents, and restricted cash at end of period	$1,416	$474

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Restructuring charges, net	$10	$98	$170	$144
Impairment of held for sale businesses and loss on divestitures	—	—	21	—
Other charges, net	1	—	4	—
Restructuring and other charges, net	$11	$98	$195	$144

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Transportation Solutions	$2	$55	$130	$77
Industrial Solutions	6	40	26	56
Communications Solutions	2	3	14	11
Restructuring charges, net	$10	$98	$170	$144

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 25,		Changes in	Cash	Non-Cash	Currency	June 25,
	2020	Charges	Estimate	Payments	Items	Translation	2021

	(in millions)
Fiscal 2021 Actions:
Employee severance	$—	$170	$(17)	$(17)	$—	$2	$138
Facility and other exit costs	—	2	—	(2)	—	—	—
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	—	179	(17)	(19)	(7)	2	138
Fiscal 2020 Actions:
Employee severance	180	3	—	(74)	—	2	111
Facility and other exit costs	8	9	—	(3)	—	—	14
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	188	18	—	(77)	(6)	2	125
Pre-Fiscal 2020 Actions:
Employee severance	93	—	(8)	(44)	—	1	42
Facility and other exit costs	4	1	—	(7)	—	2	—
Property, plant, and equipment	—	—	(3)	—	3	—	—
Total	97	1	(11)	(51)	3	3	42
Total Activity	$285	$198	$(28)	$(147)	$(10)	$7	$305

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. During the nine months ended June 25, 2021, we recorded net restructuring charges of $162 million in connection with this program. We expect to complete all restructuring actions commenced during the nine months ended June 25, 2021 by the end of fiscal 2022 and to incur additional charges of approximately $20 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2021 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$131	$120	$11
Industrial Solutions	34	28	6
Communications Solutions	17	14	3
Total	$182	$162	$20

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during the nine months ended June 25, 2021 and June 26, 2020, we recorded restructuring charges of $18 million and $138 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2020 by the end of fiscal 2023 and to incur additional charges of approximately $22 million related primarily to employee severance and facility exit costs.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes expected, incurred, and remaining charges for the fiscal 2020 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$139	$129	$10
Industrial Solutions	110	102	8
Communications Solutions	41	37	4
Total	$290	$268	$22

Pre-Fiscal 2020 Actions

Prior to fiscal 2020, we initiated restructuring programs associated with footprint consolidation and structural improvements impacting all segments. During the nine months ended June 25, 2021 and June 26, 2020, we recorded net restructuring credits of $10 million and charges of $6 million, respectively, related to pre-fiscal 2020 actions. We expect additional charges related to pre-fiscal 2020 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 25,	September 25,
	2021	2020

	(in millions)
Accrued and other current liabilities	$236	$229
Other liabilities	69	56
Restructuring reserves	$305	$285

3. Acquisitions

During the nine months ended June 25, 2021, we acquired two businesses for a combined cash purchase price of $125 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired four businesses, including First Sensor AG (“First Sensor”), for a combined cash purchase price of $325 million, net of cash acquired, during the nine months ended June 26, 2020. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

In connection with the acquisition of First Sensor, we and First Sensor entered into a Domination and Profit and Loss Transfer Agreement (“DPLTA”). Under the terms of the DPLTA, upon its effectiveness in July 2020, First Sensor minority shareholders can elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. Our First Sensor noncontrolling interest balance, which was originally recorded at a fair value of €96 million (equivalent to $107 million), is recorded as redeemable noncontrolling interest outside of equity on the Condensed Consolidated Balance Sheets as of June 25, 2021 and September 25, 2020 as the exercise of the put right by First Sensor minority shareholders is not within our control.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

4. Inventories

Inventories consisted of the following:

	June 25,	September 25,
	2021	2020

	(in millions)
Raw materials	$315	$251
Work in progress	1,000	851
Finished goods	1,077	848
Inventories	$2,392	$1,950

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 25, 2020(1)	$1,527	$3,110	$587	$5,224
Acquisitions	—	73	—	73
Purchase price adjustments	10	(1)	—	9
Currency translation and other	29	54	12	95
June 25, 2021(1)	$1,566	$3,236	$599	$5,401
(1)	At June 25, 2021 and September 25, 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the nine months ended June 25, 2021, we recognized goodwill in the Industrial Solutions segment in connection with recent acquisitions. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	June 25, 2021			September 25, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,714	$(637)	$1,077	$1,648	$(554)	$1,094
Intellectual property	1,237	(812)	425	1,225	(739)	486
Other	20	(6)	14	19	(6)	13
Total	$2,971	$(1,455)	$1,516	$2,892	$(1,299)	$1,593

Intangible asset amortization expense was $48 million and $46 million for the quarters ended June 25, 2021 and June 26, 2020, respectively, and $144 million and $137 million for the nine months ended June 25, 2021 and June 26, 2020, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At June 25, 2021, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2021	$48
Fiscal 2022	194
Fiscal 2023	192
Fiscal 2024	160
Fiscal 2025	145
Fiscal 2026	138
Thereafter	639
Total	$1,516

7. Debt

During the nine months ended June 25, 2021, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, repaid, at maturity, $250 million of 4.875% senior notes due in January 2021 and €350 million of fixed-to-floating rate senior notes due in June 2021.

During the nine months ended June 25, 2021, TEGSA issued €550 million aggregate principal amount of 0.00% senior notes due in February 2029. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1.5 billion. The Credit Facility was amended in June 2021 primarily to extend the maturity date from November 2023 to June 2026. The amended Credit Facility contains customary provisions for the replacement of London Interbank Offered Rate (“LIBOR”) with successor rates and amends certain representations, warranties, and covenants applicable to us and TEGSA as obligors under the credit agreement. TEGSA had no borrowings under the Credit Facility at June 25, 2021 or September 25, 2020.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate, (2) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR, or an alternative benchmark rate, plus 1%, (3) an alternative currency daily rate, or (4) an alternative currency term rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

During the nine months ended June 25, 2021, we reclassified $500 million of 3.50% senior notes due in February 2022 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

The fair value of our debt, based on indicative valuations, was approximately $4,510 million and $4,550 million at June 25, 2021 and September 25, 2020, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Operating lease cost	$31	$27	$90	$79
Variable lease cost	13	12	37	38
Total lease cost	$44	$39	$127	$117

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Nine Months Ended
	June 25,	June 26,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$90	$78

Right-of-use assets obtained in exchange for new operating lease liabilities	65	17
(1)	These payments are included in cash flows from operating activities, primarily in changes in other liabilities.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 25, 2021, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $47 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 25, 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $135 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $129 million as of June 25, 2021 and are expected to expire at various dates through fiscal 2025. During the nine months ended June 25, 2021, we amended our agreement with SubCom and removed the requirement to issue new performance guarantees. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million at June 25, 2021 and September 25, 2020. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 25,	September 25,
	2021	2020

	(in millions)
Other assets	$—	$1
Other liabilities	36	9

At June 25, 2021 and September 25, 2020, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(1)	$—	$(5)	$32
Losses excluded from the hedging relationship(1)	(11)	(14)	(23)	(19)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,216 million and $3,511 million at June 25, 2021 and September 25, 2020, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,509 million and $1,664 million at June 25, 2021 and September 25, 2020, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.98% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2025, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 25,	September 25,
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$2	$1
Other assets	15	3
Accrued and other current liabilities	19	6
Other liabilities	30	16

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Foreign currency exchange losses on intercompany loans and external borrowings(1)	$(46)	$(52)	$(81)	$(60)
Losses on cross-currency swap contracts designated as hedges of net investment(1)	(14)	(25)	(41)	(3)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Interest Rate Risk Management

We utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. These contracts had an aggregate notional value of $450 million at June 25, 2021 and September 25, 2020 and were designated as cash flow hedges. These forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 25,	September 25,
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$8	$—
Accrued and other current liabilities	36	—
Other liabilities	—	64

The impacts of these forward starting interest rate swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(11)	$—	$36	$(32)

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $478 million and $312 million at June 25, 2021 and September 25, 2020, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 25,	September 25,
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$49	$41
Other assets	1	3
Accrued and other current liabilities	8	2
Other liabilities	2	1

The impacts of these commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Gains recorded in other comprehensive income (loss)	$24	$40	$78	$22
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	27	—	66	3

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Operating expense:
Service cost	$10	$13	$3	$2
Other (income) expense:
Interest cost	7	6	7	9
Expected return on plan assets	(13)	(15)	(13)	(15)
Amortization of net actuarial loss	8	10	3	3
Amortization of prior service credit and other	(3)	(1)	—	—
Net periodic pension benefit cost (credit)	$9	$13	$—	$(1)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Operating expense:
Service cost	$34	$38	$9	$7
Other (income) expense:
Interest cost	21	18	23	27
Expected return on plan assets	(40)	(45)	(39)	(44)
Amortization of net actuarial loss	23	30	7	7
Amortization of prior service credit and other	(6)	(4)	—	—
Net periodic pension benefit cost (credit)	$32	$37	$—	$(3)

During the nine months ended June 25, 2021, we contributed $31 million and $18 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $124 million and $185 million for the quarters ended June 25, 2021 and June 26, 2020, respectively. The income tax expense for the quarter ended June 26, 2020 included $170 million of income tax expense related to an increase to the valuation allowance for certain non-U.S. deferred tax assets. Due to the COVID-19 pandemic and its negative impact on our current and expected future operating profit and taxable income, we believed it was more likely than not that a portion of our deferred tax assets would not be realized. Depending on business conditions, additional adjustments to our valuation allowance may be required in future periods as we continue to assess the realizability of our deferred tax assets.

We recorded income tax expense of $290 million and $674 million for the nine months ended June 25, 2021 and June 26, 2020, respectively. The income tax expense for the nine months ended June 25, 2021 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets. The income tax expense for the nine months ended June 26, 2020 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”). See “Swiss Tax Reform” below for additional information. In addition, the income tax expense included $170

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

million of income tax expense related to an increase to the valuation allowance for certain non-U.S. deferred tax assets, partially offset by an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement with Tyco International plc (now part of Johnson Controls International plc) and Covidien plc (now part of Medtronic plc). The pre-tax goodwill impairment charge of $900 million recorded during the nine months ended June 26, 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $90 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 25, 2021.

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

13. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Basic	330	330	331	333
Dilutive impact of share-based compensation arrangements	3	—	2	—
Diluted	333	330	333	333

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following share options were not included in the computation of diluted earnings (loss) per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Antidilutive share options	—	4	—	3

14. Shareholders’ Equity

Common Shares Held in Treasury

In March 2021, our shareholders approved the cancellation of approximately 3 million shares purchased under our share repurchase program during the period beginning September 28, 2019 and ending September 25, 2020. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2021.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020
Dividends paid per common share	$0.50	$0.48	$1.46	$1.40

In March 2021, our shareholders approved a dividend payment to shareholders of $2.00 per share, payable in four equal quarterly installments of $0.50 per share beginning in the third quarter of fiscal 2021 and ending in the second quarter of fiscal 2022.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At June 25, 2021 and September 25, 2020, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $493 million and $317 million, respectively.

Share Repurchase Program

During the quarter ended June 25, 2021, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 25,	June 26,
	2021	2020

	(in millions)
Number of common shares repurchased	5	6
Repurchase value	$591	$505

At June 25, 2021, we had $1.9 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Share-based compensation expense	$24	$17	$73	$54

As of June 25, 2021, there was $140 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

During the quarter ended December 25, 2020, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.3	$22.03
Restricted share awards	0.4	105.86
Performance share awards	0.2	105.86

As of June 25, 2021, we had 13 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Transportation Solutions:
Automotive	$1,600	$797	$4,859	$3,567
Commercial transportation	382	233	1,095	785
Sensors	283	225	822	628
Total Transportation Solutions	2,265	1,255	6,776	4,980
Industrial Solutions:
Aerospace, defense, oil, and gas	260	265	777	892
Industrial equipment	377	265	1,011	808
Medical	178	161	495	526
Energy	187	174	544	528
Total Industrial Solutions	1,002	865	2,827	2,754
Communications Solutions:
Data and devices	329	276	841	713
Appliances	249	152	661	464
Total Communications Solutions	578	428	1,502	1,177
Total	$3,845	$2,548	$11,105	$8,911
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Asia–Pacific:
Transportation Solutions	$868	$606	$2,619	$1,979
Industrial Solutions	183	153	517	436
Communications Solutions	333	273	877	721
Total Asia–Pacific	1,384	1,032	4,013	3,136
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	913	410	2,729	1,878
Industrial Solutions	417	313	1,168	1,014
Communications Solutions	83	54	222	170
Total EMEA	1,413	777	4,119	3,062
Americas:
Transportation Solutions	484	239	1,428	1,123
Industrial Solutions	402	399	1,142	1,304
Communications Solutions	162	101	403	286
Total Americas	1,048	739	2,973	2,713
Total	$3,845	$2,548	$11,105	$8,911
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income (loss) by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Transportation Solutions	$433	$(1)	$1,139	$(291)	(1)
Industrial Solutions	148	70	335	327
Communications Solutions	133	65	300	154
Total	$714	$134	$1,774	$190
(1)	Includes goodwill impairment charge of $900 million.

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

The third quarter and first nine months of fiscal 2021 included the following:

●	Our net sales increased 50.9% and 24.6% in the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020 due to sales growth in the Transportation Solutions segment and, to a lesser degree, the Communications Solutions and Industrial Solutions segments. On an organic basis, our net sales increased 45.0% and 19.0% during the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 80.5% and 36.1% in the third quarter and first nine months of fiscal 2021, respectively, with sales increases in all end markets.
●	Industrial Solutions—Our net sales increased 15.8% in the third quarter of fiscal 2021 primarily as a result of sales increases in the industrial equipment end market. In the first nine months of fiscal 2021, our net sales increased 2.7% due primarily to sales increases in the industrial equipment end market, partially offset by declines in the aerospace, defense, oil, and gas end market.
●	Communications Solutions—Our net sales increased 35.0% and 27.6% in the third quarter and first nine months of fiscal 2021, respectively, due to sales increases in both the appliances and the data and devices end markets.
●	Net cash provided by operating activities was $1,902 million in the first nine months of fiscal 2021.

COVID-19 Pandemic

The COVID-19 pandemic has affected nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a significant, negative impact on our sales and operating results during fiscal 2020 and continued to negatively affect certain of our businesses in fiscal 2021. We do not expect that it will continue to have a significant impact on our businesses in the near term.

The COVID-19 pandemic impacted our business operations globally, causing disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. In addition, the pandemic had far-reaching impacts on many additional aspects of our operations, both directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally. We assessed the impact of the COVID-19 pandemic and adjusted our operations and businesses, a number of which are operating as essential businesses, and will continue to do so if necessary. Throughout our operations, we implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the further spread of the virus, variant strains of the virus, and the resumption of high levels of infections and hospitalizations as well as the success of public health advancements, including vaccine production and distribution. Although we do not expect the COVID-19 pandemic to have a significant impact on our businesses in the near term, it may have a negative impact on our financial condition, liquidity, and results of operations in future periods.

In response to the pandemic and resulting economic environment, we have taken and continue to focus on actions to manage costs. These include restructuring and other cost reduction initiatives, such as reducing discretionary spending, capital expenditures, and travel. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

Outlook

In the fourth quarter of fiscal 2021, we expect our net sales to be approximately $3.8 billion as compared to $3.26 billion in the fourth quarter of fiscal 2020. This increase reflects sales growth in the Transportation Solutions and Communications Solutions segments and, to a lesser degree, the Industrial Solutions segment. We expect diluted earnings per share from continuing operations to be approximately $1.55 per share in the fourth quarter of fiscal 2021. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $82 million and $0.03 per share, respectively, in the fourth quarter of fiscal 2021 as compared to the fourth quarter of fiscal 2020.

For fiscal 2021, we expect our net sales to be approximately $14.9 billion as compared to $12.17 billion in fiscal 2020. This increase reflects sales growth in the Transportation Solutions segment and, to a lesser degree, the Communications Solutions and Industrial Solutions segments relative to fiscal 2020. We expect diluted earnings per share from continuing operations to be approximately $5.94 per share in fiscal 2021. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $473 million and $0.18 per share, respectively, in fiscal 2021 as compared to fiscal 2020.

The above outlook is based on foreign currency exchange rates that are consistent with current levels.

We are monitoring the current macroeconomic environment, including any developments related to the COVID-19 pandemic, and its potential effects on our customers and the end markets we serve. We have taken actions to manage costs and will continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in “Liquidity and Capital Resources.”

Acquisitions

During the first nine months of fiscal 2021, we acquired two businesses for a combined cash purchase price of $125 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 25,		June 26,		June 25,		June 26,
	2021		2020		2021		2020

	($ in millions)
Transportation Solutions	$2,265	59%	$1,255	49%	$6,776	61%	$4,980	56%
Industrial Solutions	1,002	26	865	34	2,827	25	2,754	31
Communications Solutions	578	15	428	17	1,502	14	1,177	13
Total	$3,845	100%	$2,548	100%	$11,105	100%	$8,911	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 25, 2021						Change in Net Sales for the Nine Months Ended June 25, 2021
	versus Net Sales for the Quarter Ended June 26, 2020						versus Net Sales for the Nine Months Ended June 26, 2020
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)	Growth		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$1,010	80.5%	$921	71.6%	$89	$—	$1,796	36.1%	$1,438	28.4%	$269	$89
Industrial Solutions	137	15.8	109	12.6	33	(5)	73	2.7	(8)	(0.4)	84	(3)
Communications Solutions	150	35.0	134	30.8	16	—	325	27.6	285	24.1	40	—
Total	$1,297	50.9%	$1,164	45.0%	$138	$(5)	$2,194	24.6%	$1,715	19.0%	$393	$86

Net sales increased $1,297 million, or 50.9%, in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. The increase in net sales resulted primarily from organic net sales growth of 45.0% and the positive impact of foreign currency translation of 5.4% due to the strengthening of certain foreign currencies. In the third quarter of fiscal 2020, our net sales included significant, unfavorable impacts from the COVID-19 pandemic.

In the first nine months of fiscal 2021, net sales increased $2,194 million, or 24.6%, as compared to the first nine months of fiscal 2020 due to organic net sales growth of 19.0%, the positive impact of foreign currency translation of 4.5% due to the strengthening of certain foreign currencies, and net sales contributions of 1.1% from acquisitions and divestitures. The significant, unfavorable impacts of the COVID-19 pandemic were included in our net sales in the first nine months of fiscal 2020. Price erosion adversely affected organic net sales by $47 million in the first nine months of fiscal 2021.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2021.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 25,		June 26,		June 25,		June 26,
	2021		2020		2021		2020

	($ in millions)
Asia–Pacific	$1,384	36%	$1,032	41%	$4,013	36%	$3,136	35%
EMEA	1,413	37	777	30	4,119	37	3,062	34
Americas	1,048	27	739	29	2,973	27	2,713	31
Total	$3,845	100%	$2,548	100%	$11,105	100%	$8,911	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 25, 2021						Change in Net Sales for the Nine Months Ended June 25, 2021
	versus Net Sales for the Quarter Ended June 26, 2020						versus Net Sales for the Nine Months Ended June 26, 2020
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)	Growth		Growth		Translation	(Divestitures)

	($ in millions)
Asia–Pacific	$352	34.1%	$294	27.9%	$61	$(3)	$877	28.0%	$705	22.3%	$178	$(6)
EMEA	636	81.9	552	69.3	89	(5)	1,057	34.5	715	22.8	264	78
Americas	309	41.8	318	42.9	(12)	3	260	9.6	295	10.8	(49)	14
Total	$1,297	50.9%	$1,164	45.0%	$138	$(5)	$2,194	24.6%	$1,715	19.0%	$393	$86

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Cost of sales	$2,577	$1,841	$736	$7,481	$6,145	$1,336
As a percentage of net sales	67.0%	72.3%		67.4%	69.0%

Gross margin	$1,268	$707	$561	$3,624	$2,766	$858
As a percentage of net sales	33.0%	27.7%		32.6%	31.0%

Gross margin increased $561 million and $858 million in the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. The increases were primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity and the positive impact of foreign currency translation.

We use a wide variety of raw materials in the manufacture of our products and cost of sales and gross margin are subject to variability in raw material prices. As markets recover from the COVID-19 pandemic, increases in consumer demand have led to shortages and price increases in some of our input materials. During the third quarter and first nine months of fiscal 2021, copper, gold, silver, and palladium prices as well as the prices of certain other raw materials have increased from prior year levels. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Nine Months Ended
		June 25,	June 26,	June 25,	June 26,
	Measure	2021	2020	2021	2020
Copper	Lb.	$3.41	$2.78	$3.07	$2.80
Gold	Troy oz.	1,735	1,411	1,664	1,380
Silver	Troy oz.	22.92	15.97	21.11	16.13
Palladium	Troy oz.	2,438	1,998	2,229	2,020

We expect to purchase approximately 200 million pounds of copper, 125,000 troy ounces of gold, 2.7 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2021.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Selling, general, and administrative expenses	$366	$321	$45	$1,128	$1,040	$88
As a percentage of net sales	9.5%	12.6%		10.2%	11.7%

Restructuring and other charges, net	$11	$98	$(87)	$195	$144	$51
Impairment of goodwill	—	—	—	—	900	(900)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $45 million in the third quarter of fiscal 2021 from the third quarter of fiscal 2020 due primarily to increased selling expenses to support higher sales levels, higher incentive compensation costs due to improved operational performance, and the negative impact of foreign currency translation, partially offset by savings attributable to restructuring actions and gains on the sale of real estate. In the first nine months of fiscal 2021, selling, general, and administrative expenses increased $88 million from the same period of fiscal 2020 due primarily to higher incentive compensation costs, the negative impact of foreign currency translation, and increased selling expenses, partially offset by savings attributable to cost control measures and restructuring actions and gains on the sale of real estate.

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

During fiscal 2021 and 2020, we initiated restructuring programs across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. We incurred net restructuring charges of $170 million during the first nine months of fiscal 2021, of which $162 million related to the fiscal 2021 restructuring program. Annualized cost savings related to the fiscal 2021 actions commenced during the first nine months of fiscal 2021 are expected to be approximately $75 million and are expected to be realized by the end of fiscal 2023. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2021, we expect total restructuring charges to be approximately $200 million and total spending, which will be funded with cash from operations, to be approximately $200 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Impairment of Goodwill. During the first nine months of fiscal 2020, we recorded a goodwill impairment charge of $900 million related to the Sensors reporting unit in our Transportation Solutions segment.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income	$714	$134	$580	$1,774	$190	$1,584
Operating margin	18.6%	5.3%		16.0%	2.1%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$9	$8	$23	$27
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	3	—
	9	8	26	27
Restructuring and other charges, net	11	98	195	144
Impairment of goodwill	—	—	—	900
Total	$20	$106	$221	$1,071

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Income tax expense	$124	$185	$(61)	$290	$674	$(384)
Effective tax rate	17.6%	145.7%		16.6%	360.4%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the third quarters and first nine months of fiscal 2021 and 2020, including the Switzerland Federal Act on Tax Reform and AHV Financing and an increase to the valuation allowance for certain non-U.S. deferred tax assets in fiscal 2020.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 25,		June 26,		June 25,		June 26,
	2021		2020		2021		2020

	($ in millions)
Automotive	$1,600	71%	$797	63%	$4,859	72%	$3,567	71%
Commercial transportation	382	17	233	19	1,095	16	785	16
Sensors	283	12	225	18	822	12	628	13
Total	$2,265	100%	$1,255	100%	$6,776	100%	$4,980	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 25, 2021					Change in Net Sales for the Nine Months Ended June 25, 2021
	versus Net Sales for the Quarter Ended June 26, 2020					versus Net Sales for the Nine Months Ended June 26, 2020
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth		Growth		Translation	Acquisition

	($ in millions)
Automotive	$803	100.8%	$738	90.2%	$65	$1,292	36.2%	$1,083	29.9%	$209	$—
Commercial transportation	149	63.9	136	56.3	13	310	39.5	274	34.3	36	—
Sensors	58	25.8	47	20.3	11	194	30.9	81	12.5	24	89
Total	$1,010	80.5%	$921	71.6%	$89	$1,796	36.1%	$1,438	28.4%	$269	$89

Net sales in the Transportation Solutions segment increased $1,010 million, or 80.5%, in the third quarter of fiscal 2021 from the third quarter of fiscal 2020 due primarily to organic net sales growth of 71.6%. In the third quarter of fiscal 2020, our net sales included significant, unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 90.2% in the third quarter of fiscal 2021 with increases of 194.4% in the Americas region, 133.4% in the EMEA region, and 41.7% in the Asia–Pacific region. Our growth across all regions resulted primarily from increases in global automotive production and content gains.
●	Commercial transportation—Our organic net sales increased 56.3% in the third quarter of fiscal 2021 with growth across all regions as a result of market growth and content gains.
●	Sensors—Our organic net sales increased 20.3% in the third quarter of fiscal 2021 due primarily to strength in transportation applications.

In the first nine months of fiscal 2021, net sales in the Transportation Solutions segment increased $1,796 million, or 36.1%, as compared to the first nine months of fiscal 2020 primarily as a result of organic net sales growth of 28.4%. Net sales in the first nine months of fiscal 2020 included the significant, unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 29.9% in the first nine months of fiscal 2021 with increases of 35.8% in the Americas region, 32.0% in the EMEA region, and 25.4% in the Asia–Pacific region. Our overall organic net sales growth was attributable primarily to increases in global automotive production and content gains.
●	Commercial transportation—Our organic net sales increased 34.3% in the first nine months of fiscal 2021 due to growth across all regions resulting from market growth and content gains.
●	Sensors—Our organic net sales increased 12.5% in the first nine months of fiscal 2021 as a result of strength across all markets.

Operating Income (Loss). The following table presents the Transportation Solutions segment’s operating income (loss) and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income (loss)	$433	$(1)	$434	$1,139	$(291)	$1,430
Operating margin	19.1%	(0.1)%		16.8%	(5.8)%

Operating income (loss) in the Transportation Solutions segment increased $434 million and $1,430 million in the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. Excluding the items below, operating income (loss) increased primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$5	$6	$12	$21
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	3	—
	5	6	15	21
Restructuring and other charges, net	2	55	130	77
Impairment of goodwill	—	—	—	900
Total	$7	$61	$145	$998

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 25,		June 26,		June 25,		June 26,
	2021		2020		2021		2020

	($ in millions)
Aerospace, defense, oil, and gas	$260	26%	$265	31%	$777	27%	$892	32%
Industrial equipment	377	37	265	31	1,011	36	808	30
Medical	178	18	161	19	495	18	526	19
Energy	187	19	174	19	544	19	528	19
Total	$1,002	100%	$865	100%	$2,827	100%	$2,754	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 25, 2021						Change in Net Sales for the Nine Months Ended June 25, 2021
	versus Net Sales for the Quarter Ended June 26, 2020						versus Net Sales for the Nine Months Ended June 26, 2020
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Aerospace, defense, oil, and gas	$(5)	(1.9)%	$(18)	(6.9)%	$8	$5	$(115)	(12.9)%	$(152)	(17.1)%	$21	$16
Industrial equipment	112	42.3	96	35.5	16	—	203	25.1	162	19.6	41	—
Medical	17	10.6	16	9.9	1	—	(31)	(5.9)	(33)	(6.3)	2	—
Energy	13	7.5	15	8.7	8	(10)	16	3.0	15	2.9	20	(19)
Total	$137	15.8%	$109	12.6%	$33	$(5)	$73	2.7%	$(8)	(0.4)%	$84	$(3)

In the Industrial Solutions segment, net sales increased $137 million, or 15.8%, in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 due primarily to organic net sales growth of 12.6% and the positive impact of foreign currency translation of 3.8%. Net sales in the third quarter of fiscal 2020 included significant, unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 6.9% in the third quarter of fiscal 2021 due primarily to declines in the commercial aerospace market, partially offset by strength in the defense market.
●	Industrial equipment—Our organic net sales increased 35.5% in the third quarter of fiscal 2021 due to growth in all regions primarily as a result of strength in factory automation and controls applications.
●	Medical—Our organic net sales increased 9.9% in the third quarter of fiscal 2021 primarily as a result of market growth attributable to increases in interventional medical procedures.
●	Energy—Our organic net sales increased 8.7% in the third quarter of fiscal 2021 due primarily to growth in the Americas region driven by growth in solar applications.

In the first nine months of fiscal 2021, net sales in the Industrial Solutions segment increased $73 million, or 2.7%, as compared to the first nine months of fiscal 2020 primarily as a result of the positive impact of foreign currency translation of 3.1%. In the first nine months of fiscal 2020, our net sales included significant, unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 17.1% in the first nine months of fiscal 2021 primarily as a result of declines in the commercial aerospace market, partially offset by strength in the defense market.
●	Industrial equipment—Our organic net sales increased 19.6% in the first nine months of fiscal 2021 with growth in all regions due primarily to strength in factory automation and controls applications.
●	Medical—Our organic net sales decreased 6.3% in the first nine months of fiscal 2021 due primarily to delays in elective procedures during the first six months of fiscal 2021.
●	Energy—Our organic net sales increased 2.9% in the first nine months of fiscal 2021 primarily as a result of growth in the Americas region attributable to strength in solar applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income	$148	$70	$78	$335	$327	$8
Operating margin	14.8%	8.1%		11.9%	11.9%

Operating income in the Industrial Solutions segment increased $78 million and $8 million in the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. Excluding the items below, operating income increased in the third quarter of fiscal 2021 primarily as a result of higher volume. Excluding the items below, operating income increased slightly in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Acquisition and integration costs	$4	$2	$11	$6
Restructuring and other charges, net	6	40	49	56
Total	$10	$42	$60	$62

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 25,		June 26,		June 25,		June 26,
	2021		2020		2021		2020

	($ in millions)
Data and devices	$329	57%	$276	64%	$841	56%	$713	61%
Appliances	249	43	152	36	661	44	464	39
Total	$578	100%	$428	100%	$1,502	100%	$1,177	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 25, 2021					Change in Net Sales for the Nine Months Ended June 25, 2021
	versus Net Sales for the Quarter Ended June 26, 2020					versus Net Sales for the Nine Months Ended June 26, 2020
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth		Growth		Translation

	($ in millions)
Data and devices	$53	19.2%	$46	16.1%	$7	$128	18.0%	$108	15.0%	$20
Appliances	97	63.8	88	56.9	9	197	42.5	177	37.7	20
Total	$150	35.0%	$134	30.8%	$16	$325	27.6%	$285	24.1%	$40

Net sales in the Communications Solutions segment increased $150 million, or 35.0%, in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 due primarily to organic net sales growth of 30.8%. In the third quarter of fiscal 2020, our net sales included the unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 16.1% in the third quarter of fiscal 2021 primarily as a result of market strength in all regions as well as content growth and market share gains in high-speed cloud applications.
●	Appliances—Our organic net sales increased 56.9% in the third quarter of fiscal 2021 due to sales growth in all regions attributable primarily to market improvements and market share gains.

In the first nine months of fiscal 2021, net sales in the Communications Solutions segment increased $325 million, or 27.6%, as compared to the first nine months of fiscal 2020 primarily as a result of organic net sales growth of 24.1%. Net sales in the first nine months of fiscal 2020 included the unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 15.0% in the first nine months of fiscal 2021 due primarily to market strength in all regions as well as content growth and market share gains in high-speed cloud applications.
●	Appliances—Our organic net sales increased 37.7% in the first nine months of fiscal 2021 as a result of sales growth in all regions due primarily to market improvements and market share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 25,	June 26,		June 25,	June 26,
	2021	2020	Change	2021	2020	Change

	($ in millions)
Operating income	$133	$65	$68	$300	$154	$146
Operating margin	23.0%	15.2%		20.0%	13.1%

Operating income in the Communications Solutions segment increased $68 million and $146 million in the third quarter and first nine months of fiscal 2021, respectively, as compared to the same periods of fiscal 2020. Excluding the item below, operating income increased due primarily to higher volume and, to a lesser degree, improved manufacturing productivity.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2021	2020	2021	2020

	(in millions)
Restructuring and other charges, net	$3	$3	$16	$11

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $500 million of 3.50% senior notes due in February 2022. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including any developments related to the COVID-19 pandemic. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first nine months of fiscal 2021, net cash provided by operating activities increased $630 million to $1,902 million from $1,272 million in the first nine months of fiscal 2020. The increase resulted primarily from higher pre-tax income and increased accounts payable levels driven by higher production volumes, partially offset by the impact of increased sales on accounts receivable levels. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2021 and 2020 was $291 million and $195 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $454 million and $439 million in the first nine months of fiscal 2021 and 2020, respectively. We expect fiscal 2021 capital spending levels to be approximately 4-5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2021, we acquired two businesses for a combined cash purchase price of $125 million, net of cash acquired. We acquired four businesses, including First Sensor AG, for a combined cash purchase price of $325 million, net of cash acquired, during the first nine months of fiscal 2020. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at June 25, 2021 and September 25, 2020 was $4,134 million and $4,146 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the first nine months of fiscal 2021, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, repaid, at maturity, $250 million of 4.875% senior notes due in January 2021 and €350 million of fixed-to-floating rate senior notes due in June 2021.

During the first nine months of fiscal 2021, TEGSA issued €550 million aggregate principal amount of 0.00% senior notes due in February 2029. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1.5 billion. The Credit Facility was amended in June 2021 primarily to extend the maturity date from November 2023 to June 2026. The amended Credit Facility contains customary provisions for the replacement of London Interbank Offered Rate (“LIBOR”) with successor rates and amends certain representations, warranties, and covenants applicable to us and TEGSA as obligors under the credit agreement. TEGSA had no borrowings under the Credit Facility at June 25, 2021 or September 25, 2020.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate, (2) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR, or an alternative benchmark rate, plus 1%, (3) an alternative currency daily rate, or (4) an alternative currency term rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit

Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 25, 2021, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

In March 2021, our shareholders approved a dividend payment to shareholders of $2.00 per share, payable in four equal quarterly installments of $0.50 per share beginning in the third quarter of fiscal 2021 and ending in the second quarter of fiscal 2022.

Payments of common share dividends to shareholders were $483 million and $466 million in the first nine months of fiscal 2021 and 2020, respectively.

During the third quarter of fiscal 2021, our board of directors authorized an increase of $1.5 billion in the share repurchase program. We repurchased approximately 5 million of our common shares for $591 million and approximately 6 million of our common shares for $505 million under the share repurchase program during the first nine months of fiscal 2021 and 2020, respectively. At June 25, 2021, we had $1.9 billion of availability remaining under our share repurchase authorization.

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

	June 25,	September 25,
	2021	2020

	(in millions)
Balance Sheet Data:
Total current assets	$107	$134
Total noncurrent assets(1)	2,533	3,282

Total current liabilities	1,225	1,237
Total noncurrent liabilities(2)	24,024	23,549
(1)	Includes $2,517 million and $3,275 million as of June 25, 2021 and September 25, 2020, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $20,348 million and $20,016 million as of June 25, 2021 and September 25, 2020, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 25,	September 25,
	2021	2020

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(295)	$(206)
Net loss	(288)	(202)

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

At June 25, 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $135 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $129 million as of June 25, 2021 and are expected to expire at various dates through fiscal 2025. During the first nine months of fiscal 2021, we amended our agreement with SubCom and removed the requirement to issue new performance guarantees. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020. There were no significant changes to this information during the first nine months of fiscal 2021.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;

●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2021. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 25, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 25, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 25, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 25, 2020. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020 except as set forth in “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2021 and as described below. The risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

We have suffered and could continue to suffer significant business interruptions, including impacts resulting from the COVID-19 pandemic.

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods; other disasters such as fires, explosions, acts of terrorism or war, or disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. The COVID-19 pandemic impacted and continues to impact countries, communities, workforces, supply chains, and markets around the world, and as a result, we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. As a result of the COVID-19 pandemic, some of our employees have transitioned to working from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks. The COVID-19 pandemic had a significant, negative impact on our sales and operating results during fiscal 2020 and continued to negatively affect certain of our businesses in fiscal 2021. The COVID-19 pandemic may have a negative impact on our financial condition and results of operations in future periods. The extent to which the COVID-19 pandemic will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the further spread of the virus to additional persons and geographic regions; the severity of the virus; variant strains of the virus; the duration of the pandemic; resumption of high levels of infections and hospitalizations; the resulting impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us; the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate; and the possible impact on the global economy and local economies in which we operate. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020 and subsequent quarterly reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended June 25, 2021:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
March 27–April 23, 2021	322,038	$131.06	321,800	$643,625,276
April 24–May 28, 2021	836,053	133.90	832,500	532,161,897
May 29–June 25, 2021	946,537	135.25	946,400	1,904,159,643
Total	2,104,628	$134.07	2,100,700
(1)	These columns include the following transactions which occurred during the quarter ended June 25, 2021:
(i)	the acquisition of 3,928 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,100,700 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	During the quarter ended June 25, 2021, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity’s Current Report on Form 8-K, filed May 20, 2021)
10.1

First Amendment to Amended and Restated Credit Agreement, dated as of June 1, 2021, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to TE Connectivity’s Current Report on Form 8-K, filed June 1, 2021)

10.2	‡*	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of June 18, 2021)
22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(1)(2)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(2)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)

‡Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2021