Form 10-K
period 2021-09-24
TE Connectivity Ltd.
filed 2021-11-09
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2021
or
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

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $42.5 billion as of March 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of common shares outstanding as of November 4, 2021 was 326,313,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2022 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

© 2021 TE Connectivity Ltd. All Rights Reserved.

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

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2021, 2020, and 2019 were each 52 weeks in length and ended on September 24, 2021, September 25, 2020, and September 27, 2019, respectively. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks, with the next such occurrence taking place in fiscal 2022.

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a significant, negative impact on our sales and operating results during fiscal 2020 and continued to negatively affect certain of our businesses in fiscal 2021. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic.

Segments

We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Prior to the COVID-19 pandemic, our three segments served a combined market of approximately $190 billion. Although COVID-19 negatively affected our markets in fiscal 2020, certain of our markets experienced recovery in fiscal 2021. We expect this recovery will continue and our three segments will once again serve a combined market of approximately $190 billion in future periods.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2021	2020	2019
Transportation Solutions	60%	56%	58%
Industrial Solutions	26	31	30
Communications Solutions	14	13	12
Total	100%	100%	100%

Below is a description of our reportable segments and the primary products, markets, and competitors of each segment.

Transportation Solutions

The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components, sensors, relays, antennas, heat shrink tubing, and application tooling. The Transportation Solutions segment’s products, which must withstand harsh conditions, are used in the following end markets:

●	Automotive (71% of segment’s net sales)—We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.
●	Commercial transportation (16% of segment’s net sales)—We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.
●	Sensors (13% of segment’s net sales)—We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, interventional medical components, heat shrink tubing, relays, and wire and cable. The Industrial Solutions segment’s products are used in the following end markets:

●	Industrial equipment (36% of segment’s net sales)—Our products are used in factory and warehouse automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our building automation and smart city infrastructure products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment.
●	Aerospace, defense, oil, and gas (27% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Energy (19% of segment’s net sales)—Our products are used by electric power utilities, OEMs, and engineering procurement construction companies serving the electrical power grid and renewables industries. They include a wide range of insulation, protection, and connection solutions for electrical power generation, transmission, distribution, and industrial markets.
●	Medical (18% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.

The Industrial Solutions segment competes primarily against Amphenol, Hubbell, Carlisle Companies, Integer Holdings, Esterline, Molex, and Omron.

Communications Solutions

The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components, relays, heat shrink tubing, and antennas. The Communications Solutions segment’s products are used in the following end markets:

•

Data and devices (57% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, notebooks, and virtual reality applications to help our customers meet their current challenges and future innovations.

•

Appliances (43% of segment’s net sales)—We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

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

No single customer accounted for a significant amount of our net sales in fiscal 2021, 2020, or 2019.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2021	2020	2019
Europe/Middle East/Africa (“EMEA”)	37%	35%	36%
Asia–Pacific	36	35	33
Americas	27	30	31
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 140 countries primarily through direct selling efforts to manufacturers. In fiscal 2021, our direct sales represented approximately 80% of total net sales. We also sell our products indirectly via third-party distributors.

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

Customer orders and demand may fluctuate as a result of economic and market conditions, including the impacts of the COVID-19 pandemic. Backlog by reportable segment was as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Transportation Solutions	$3,014	$1,819
Industrial Solutions	1,851	1,260
Communications Solutions	976	439
Total	$5,841	$3,518

We expect that the majority of our backlog at fiscal year end 2021 will be filled during fiscal 2022. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We have experienced, and expect to continue to experience, downward pressure on prices. However, as a result of increased costs, certain of our businesses implemented price increases in fiscal 2021.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2021, we employed approximately 89,000 people worldwide, including contract employees. Approximately 37,000 were in the EMEA region, 24,000 were in the Asia–Pacific region, and 28,000 were in the Americas region. Of our total employees, approximately 56,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company’s success.

Our core values—integrity, accountability, teamwork, and innovation—govern us. They guide our decisions and our actions, both individually and as an organization. Additionally, our employees are responsible for upholding our purpose—to create a safer, sustainable, productive, and connected future. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices. We aspire to have more than 26% women in leadership roles by fiscal 2025 and are committed to increasing the total number of women across all levels of the organization. Additionally, as part of its charter, the management development and compensation committee of our board of directors oversees our policies and practices related to the management of human capital resources including talent management, culture, diversity, and inclusion.

We embrace diversity and inclusion. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences. To drive our business outcomes globally, we believe we must build a workforce and supplier network that represents our global markets and the customers we serve. We are also committed to a work environment where all employees are engaged, feel differences are valued and mutually-respected, and believe that all opinions count. Our people reflect our customers and markets. Our employees are in over 50 countries representing approximately 120 nationalities, and our total employee population is over 40% women. Our employee resource groups (“ERGs”) are company-sponsored, voluntary, employee-led groups that focus on diverse talent segments or shared experiences of employees. These groups apply those perspectives to create value for our company as a whole. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2021, we had eight ERGs—ALIGN (lesbian, gay, bisexual, transgender, and queer/questioning employees and their allies), Women in Networking, TE Young Professionals, African Heritage, Asian Heritage, Latin Heritage, THRIVE (employees and their allies with mixed mental, emotional, and physical abilities), and TE Veterans. Our ERGs have a total of over 6,000 members.

During fiscal 2021, we conducted our second consecutive employee engagement survey which was a fully digital, enterprise-wide survey available in 15 languages and focused on measuring engagement, inclusion, and leadership effectiveness. We had a participation rate of over 80% in fiscal 2021. Both our participation rate and engagement score improved in fiscal 2021 while our inclusion score remained consistent with fiscal 2020. Fiscal 2021 was the first year leadership effectiveness was measured as part of this survey. Additionally, our survey results for fiscal 2021 were favorable when compared to Glint Inc.’s external global manufacturing benchmark. By fiscal 2025, we aspire to be in the top tier of this benchmark on engagement and inclusion.

We continue to emphasize employee development and training to support engagement and retention. To empower employees to unleash their potential, we provide a range of development programs and opportunities, skills, and resources they need to be successful. Our LEARN@TE platform supplements our talent development strategies. It is an online portal that enables employees to access instructor-led classroom or virtual courses and self-directed web-based courses. Strategy, execution, and talent (“SET”) leadership expectations, which focus on how we drive strategy, effectively execute, and build talent, have been rolled out to all employees and are embedded in all of our leadership programs. We integrate these behavioral expectations into the way we assess and select talent, manage performance, and develop and reward our people.

We are committed to identifying and developing our next generation of leaders. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles in general management, engineering, and operations, as well as the diversity of our talent. We are focused on both the recruitment of diverse candidates and the development of our diverse employees to provide the opportunity to advance their careers and move into leadership positions within the company. On an annual basis, we conduct an organization and leadership review process with our chief executive officer and all segment, business unit, and function leaders focusing on our high-performing and high-potential talent, diverse talent, and the succession for our most critical roles. Also, our board of directors reviews and assesses management development plans for senior executives and the succession plans relating to those positions.

We are committed to the safety, health, human rights, and well-being of our employees. We continuously evaluate opportunities to raise safety and health standards through our environmental, health, and safety team. Compliance audits and internal processes are in place to stay ahead of workplace hazards, and we aim to reduce our Occupational Safety and Health Administration (“OSHA”) total recordable incident rate—a rate equivalent to the number of incidents per 100 employees or 200,000 work hours—to 0.12 by fiscal 2025. During the COVID-19 pandemic, we have taken additional actions to protect the physical and mental health and well-being of our global employees. We have utilized our workplace flexibility guidelines, promoted our Wellbeing Connection program and health care benefits to support the needs of all employees, and instituted additional safety measures at all factories and sites. In fiscal 2021, we implemented a human rights policy for the organization outlining our commitment to operating with respect for human rights.

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

See Note 13 to the Consolidated Financial Statements for additional information regarding trade compliance matters. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with trade regulations.

Environmental

Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, and chemical usage. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We also have a program for compliance with the European Union (“EU”) Restriction of Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Administrative Measures for the Restriction of Hazardous Substances in Electrical and Electronic Products, the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) Regulation, and similar laws.

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2021, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $47 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2022 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Sustainability

We look to build on our strong foundation of environmental sustainability in our operations. Our environmental sustainability strategy guides how we balance investor and customer expectations and drive improved environmental sustainability.

Our sustainability initiatives in our operations began more than 10 years ago. From fiscal 2010 to 2020, we achieved more than a 25% reduction in absolute energy usage, absolute greenhouse gas emissions (Scopes 1 and 2), and absolute water usage. Over the last few years, we have recycled approximately 80% of the waste materials from our operations. We have challenged ourselves to find new ways to continue to drive sustainability improvements. In fiscal 2021, we:

●	established a new goal to further reduce our greenhouse gas emissions from our operations by more than 40%, on an absolute basis, by fiscal 2030 and made measurable progress towards this goal;
●	improved our energy efficiency through energy efficient solutions such as implementing operating standards and advancing our equipment infrastructure (for example, LED lighting, compressor controls, and HVAC); and
●	reported our Scope 3 emissions to CDP for the first time.

While sustainability is embedded in our operations, we are exploring opportunities with our direct suppliers and logistics service providers to strengthen the environmental sustainability of our supply chain. The majority of our greenhouse gas emissions are from the goods and services we use in our operations. In addition to improving the sustainability of our operations and working with our suppliers to reduce their greenhouse gas emissions, we help our customers produce smaller, lighter, and more energy-efficient products, reducing the environmental impact of the products our customers make through the life of their products. With every product that comes out of our facilities, we support a safer, sustainable, productive, and connected future.

Additional information regarding our sustainability initiatives and progress is available in our annual Corporate Responsibility Report and Task Force on Climate-Related Financial Disclosures (“TCFD”) Report located on our website at www.te.com under the heading “Corporate Responsibility.” The contents of our Corporate Responsibility Report and TCFD Report are not incorporated by reference in this Annual Report on Form 10-K.

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

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2021 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

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

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods; other disasters such as fires, explosions, acts of terrorism or war, or disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. The COVID-19 pandemic impacted and continues to impact countries, communities, workforces, supply chains, and markets around the world, and as a result, we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. As a result of the ongoing impacts of the COVID-19 pandemic, some of our employees are continuing to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks. The COVID-19 pandemic had a significant, negative impact on our sales and operating results during fiscal 2020 and continued

to negatively affect certain of our businesses in fiscal 2021. The COVID-19 pandemic may have a negative impact on our financial condition and results of operations in future periods. The extent to which the COVID-19 pandemic will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the further spread of the virus to additional persons and geographic regions; the severity of the virus; variant strains of the virus; the duration of the pandemic; resumption of high levels of infections and hospitalizations; the success of public health advancements, including vaccine production and distribution; the resulting impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us; the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate; and the possible impact on the global economy and local economies in which we operate. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

•

the impact of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers and suppliers. The effects of Brexit, including long-lasting effects of Brexit on EU market access, will depend on more permanent agreements between the United Kingdom and the EU to be negotiated during the transition period; and

•	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China, including 16 principal manufacturing sites. In addition, approximately 22% of our net sales in fiscal 2021 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

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

Although we are a Swiss corporation, recent U.S. tax law changes have expanded application of certain ownership attribution rules and cause certain of our non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications to it of these changes in U.S. federal income tax law. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

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

Approximately 43% of our net sales for fiscal 2021 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

During fiscal 2021, approximately 10% of our net sales were to customers in the commercial transportation market, 9% of our net sales were to customers in the industrial equipment end market, and 8% of our net sales were to customers in the data and devices end market. Demand in the commercial transportation industry is impacted by the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets. The industrial equipment industry is dependent upon economic conditions, including customer investment in factory and warehouse automation, process control systems, and building automation and smart city infrastructure, as well as market conditions in the rail transportation, lighting, and other major industrial markets we serve. Demand for data and devices can fluctuate significantly, depending on the underlying business and consumer demand for data communication, computer, and consumer electronics products. The overall market trends of increased data connectivity and continued movement to high-speed cloud applications have had a favorable impact on demand.

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

We have experienced, and we expect to continue to experience, continuing pressure to lower our prices. Although price erosion was not significant in fiscal 2021, we have historically experienced price erosion averaging from 1% to 2% each year. To maintain our margins, we must continue to reduce our costs by similar amounts. We cannot provide assurance that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

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

We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of many of these raw materials continue to increase and fluctuations may persist in the future. In addition, feedstock for resins and resins themselves, as well as certain other commodities, are increasingly subject to varied and unrelated force majeure events worldwide further impacting price and availability. If we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold (“conflict minerals” or “3TG”) mined from the Democratic Republic of the Congo (“DRC”) and adjoining countries (together with the DRC, the “Covered Countries”) in their products. These requirements, as well as new and additional regulations like the EU’s Conflict Minerals Regulation, could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products, and may result in only a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries. Accordingly, we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Further, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to meet customer non-conflict 3TG standards or sufficiently verify the origins and chain of custody for all conflict minerals used in our products through our due diligence procedures.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Specifically, we are subject to the laws of various states and countries where we operate or do business related to solicitation, collection, processing, transferring, storing, or use of consumer, customer, vendor, or employee information or related data, including the EU’s General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act of 2018, which went into effect in January 2020. In addition, several other countries in which we operate or do business, such as China, have enacted or are considering enacting laws that impose additional data transfer restrictions. If countries in which we operate or do business were to adopt data localization or data residency laws, we could be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant implications to business operations and costs.

In addition to our own systems, we have outsourced, and expect to continue to outsource, certain support services, including cloud storage systems, cloud computing services, and system development and support services to third parties, which has in the past and in the future may subject our information technology and other sensitive information to additional risk. Despite our cybersecurity measures (including employee training, monitoring of networks and systems, and maintenance of backup and protective systems) which are reviewed and upgraded to mitigate evolving cybersecurity threats, our information technology networks and infrastructure has been and may still be vulnerable to damage, disruptions (including, but not limited to, computer viruses and other malware, denial of service, and ransomware), or shutdowns due to attack by hackers, state-sponsored organizations with significant financial and technological resources, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, pandemics (including COVID-19), or other catastrophic events, which may require us to notify regulators, customers, or employees, and enlist identity theft protection in the event of a privacy breach. We have been the target of attempted cyber intrusions. We continue to monitor and develop our systems to protect the integrity and functionality of our information technology infrastructure and access to and the security of our intellectual property and our employees’, customers’, and suppliers’ data. Security breaches and other disruptions to our information technology infrastructure or violations of applicable laws could result in legal claims or proceedings, liability or penalties, disruption in operations, and damage to our reputation which could materially adversely affect our business. While we have experienced, and expect to continue to experience, threats to our information technology networks and infrastructure, to date none of these threats have had a material impact on our business or operations. In addition, as a result of the ongoing impacts of the COVID-19 pandemic, some of our employees are continuing to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.

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

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, and remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigation, removal, and remediation costs under certain regulatory regimes, such as U.S. federal and state laws, is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notifications from the U.S. Environmental Protection Agency, other environmental agencies, and third parties that conditions at a number of currently and formerly-owned or operated sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

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

Our products are subject to various requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives.

The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, circular economy initiatives, and other related matters. These laws include but are not limited to the EU Restriction of Hazardous Substances, End of Life Vehicle, and Waste Electrical and Electronic Equipment Directives; the EU REACH Regulation; and the China Administrative Measures for the Restriction of Hazardous Substances in Electrical and Electronic Products. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make the manufacture or sale of our products more expensive or impossible, could limit our ability to sell our products in certain jurisdictions, and could result in liability for product recalls, penalties, or other claims.

Risks Relating to Our Swiss Jurisdiction of Incorporation

As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management involving the issuance of shares.

As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 11, 2022, approved by our shareholders at our March 11, 2020 annual general meeting of shareholders and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

The registered share capital in our unconsolidated Swiss statutory financial statements is denominated in Swiss francs. Although distributions that are effected through a return of contributed surplus or registered share capital are expected to be paid in U.S. dollars, shareholder resolutions with respect to such distributions must take into account the Swiss francs denomination of the registered share capital. If the U.S. dollar were to increase in value relative to the Swiss franc, the U.S. dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

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

Global legislative and regulatory actions and proposals could cause a material change in our worldwide effective corporate tax rate and our global cash taxes.

Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

•

the OECD’s initiative to develop agreed-upon best practices to prevent base erosion and profit shifting, which contemplate the creation of a global minimum corporate tax rate and changes to numerous long-standing tax principles related to the distribution of profits between affiliated entities in different tax jurisdictions,

•	EU and other country efforts to adopt certain OECD proposals and modified OECD proposals (including the Anti-Tax Avoidance Directive, state aid cases, and various transparency proposals), and

•	tax policy changes in the U.S., such as additional federal tax reform measures, new tax regulations, and revisions to the Model Income Tax Treaty.

If these proposals are adopted in the main jurisdictions in which we do business, they could, among other things, increase cash taxes, cause double taxation, increase audit risk, and materially increase our worldwide corporate effective tax rate. We cannot predict the outcome of any specific legislative proposals or initiatives, and we cannot provide assurance that any such legislation or initiative will not apply to us. In October 2021, the OECD made progress in its efforts to reform the international tax system with 136 of the 140 participating countries and jurisdictions joining a global minimum tax agreement. This agreement introduces a 15% global minimum corporate tax rate which will apply to companies with revenue over a set threshold. This tax will be assessed on a country-by-country basis, potentially starting as early as 2023.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2021, we owned approximately 18 million square feet and leased approximately 10 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2021, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(number of manufacturing facilities)
EMEA	22	21	3	46
Asia–Pacific	9	6	7	22
Americas	10	22	3	35
Total	41	49	13	103

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common shares are listed and traded on the NYSE under the symbol “TEL.” As of November 3, 2021, there were 17,583 shareholders of record of our common shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2016 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS & EQUIPMENT INDEX
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
TE Connectivity Ltd.
S&P 500
Dow Jones Electrical Components & Equipment

	Fiscal Year End
	2016	2017	2018	2019	2020	2021
TE Connectivity Ltd.	$100.00	$131.73	$141.92	$152.90	$160.65	$246.37
S&P 500 Index	100.00	118.61	139.85	145.06	164.64	225.71
Dow Jones Electrical Components and Equipment Index	100.00	128.95	143.39	138.06	144.71	210.09
(1)	$100 invested on September 30, 2016 in TE Connectivity Ltd.’s common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended September 24, 2021:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
June 26–July 23, 2021	611,573	$136.20	611,200	$1,820,911,579
July 24–August 27, 2021	682,093	148.58	677,000	1,720,315,363
August 28–September 24, 2021	893,254	145.27	892,000	1,590,735,387
Total	2,186,920	$143.76	2,180,200
(1)	These columns include the following transactions which occurred during the quarter ended September 24, 2021:
(i)	the acquisition of 6,720 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,180,200 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.  RESERVED

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

Discussion of our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. Discussion of our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2020.

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

Summary of Fiscal 2021 Performance

●	Our fiscal 2021 net sales increased 22.6% from fiscal 2020 levels due to sales increases in the Transportation Solutions and Communications Solutions segments, and, to a lesser degree, the Industrial Solutions segment. On an organic basis, our net sales increased 18.2% in fiscal 2021 as compared to fiscal 2020. In fiscal 2020, our net sales included significant, unfavorable impacts from the COVID-19 pandemic.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 31.1% with sales increases in all end markets.
●	Industrial Solutions—Our net sales increased 3.5% primarily as a result of sales increases in the industrial equipment end market, partially offset by declines in the aerospace, defense, oil, and gas end market.
●	Communications Solutions—Our net sales increased 30.4% due to sales increases in both the appliances and the data and devices end markets.
●	During fiscal 2021, our shareholders approved a dividend payment to shareholders of $2.00 per share, payable in four equal quarterly installments of $0.50 beginning in the third quarter of fiscal 2021 and ending in the second quarter of fiscal 2022.
●	Net cash provided by continuing operating activities was $2,676 million in fiscal 2021.

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a significant, negative impact on our sales and operating results during fiscal 2020 and continued to negatively affect certain of our businesses in fiscal 2021. We do not expect that it will continue to have a significant impact on our sales and operating results in the near term.

The COVID-19 pandemic has impacted and continues to impact our business operations globally, causing disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. In addition, the pandemic had far-reaching impacts on many additional aspects of our operations, both directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally. We assessed the impact of the COVID-19 pandemic and adjusted our operations and businesses, a number of which are operating as essential businesses, and will continue to do so if necessary. Throughout our operations, we implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the further spread of the virus, variant strains of the virus, and the resumption of high levels of infections and hospitalizations as well as the success of public health advancements, including vaccine production and distribution. Although we do not expect the COVID-19 pandemic to have a significant impact on our sales and operating results in the near term, it may have a negative impact on our financial condition and results of operations in future periods.

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

Outlook

In the first quarter of fiscal 2022, we expect our net sales to be approximately $3.7 billion as compared to $3.5 billion in the first quarter of fiscal 2021. This increase is the result of sales growth in the Industrial Solutions and Communications Solutions segments, partially offset by sales declines in the Transportation Solution segment. Additional information regarding expectations for our reportable segments is as follows:

●	Transportation Solutions—We expect our net sales to decrease in the automotive end market as a result of declines in global automotive production. We expect content growth to partially offset the impact of the production decline. We expect our net sales to increase in the commercial transportation and sensors end markets.
●	Industrial Solutions—We expect our net sales increase to be driven by growth in the industrial equipment end market and, to a lesser degree, the medical and energy end markets.
●	Communications Solutions—We expect our net sales to increase in both the data and devices and the appliances end markets.

We expect diluted earnings per share from continuing operations to be approximately $1.50 per share in the first quarter of fiscal 2022. This outlook reflects the negative impact of foreign currency exchange rates on net sales of approximately $19 million in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021.

The above outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

We are monitoring the current macroeconomic environment, including any continued impacts from the COVID-19 pandemic, and its potential effects on our customers and the end markets we serve. We have taken actions to manage costs and will continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in “Liquidity and Capital Resources.”

Acquisitions

During fiscal 2021, we acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired five businesses, including First Sensor AG (“First Sensor”), for a combined cash purchase price of $336 million, net of cash acquired, during fiscal 2020. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2021		2020

	($ in millions)
Transportation Solutions	$8,974	60%	$6,845	56%
Industrial Solutions	3,844	26	3,713	31
Communications Solutions	2,105	14	1,614	13
Total	$14,923	100%	$12,172	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2021 versus Fiscal 2020
	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$2,129	31.1%	$1,739	25.1%	$301	$89
Industrial Solutions	131	3.5	49	1.3	93	(11)
Communications Solutions	491	30.4	441	27.2	50	—
Total	$2,751	22.6%	$2,229	18.2%	$444	$78

Net sales increased $2,751 million, or 22.6%, in fiscal 2021 as compared to fiscal 2020. The increase in net sales resulted primarily from organic net sales growth of 18.2% and the positive impact of foreign currency translation of 3.6% due to the strengthening of certain foreign currencies. The significant, unfavorable impacts from the COVID-19 pandemic were included in our net sales in fiscal 2020.

See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—EMEA, Asia–Pacific, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 140 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2021. The percentage of net sales in fiscal 2021 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	39%
Euro	32
Chinese renminbi	17
Japanese yen	5
All others	7
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2021		2020

	($ in millions)
EMEA	$5,471	37%	$4,220	35%
Asia–Pacific	5,374	36	4,246	35
Americas	4,078	27	3,706	30
Total	$14,923	100%	$12,172	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2021 versus Fiscal 2020
	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)

	($ in millions)
EMEA	$1,251	29.6%	$902	21.1%	$278	$71
Asia–Pacific	1,128	26.6	924	21.6	214	(10)
Americas	372	10.0	403	10.9	(48)	17
Total	$2,751	22.6%	$2,229	18.2%	$444	$78

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2021	2020	Change

	($ in millions)
Cost of sales	$10,036	$8,437	$1,599
As a percentage of net sales	67.3%	69.3%

Gross margin	$4,887	$3,735	$1,152
As a percentage of net sales	32.7%	30.7%

In fiscal 2021, gross margin increased $1,152 million as compared to fiscal 2020 primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity and the positive impact of foreign currency translation.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices. As markets recover from the COVID-19 pandemic, increases in consumer demand have led to shortages and price increases in some of our input materials. In fiscal 2021, we purchased approximately 200 million pounds of copper, 122,000 troy ounces of gold, 2.7 million troy ounces of silver, and 15,000 troy ounces of palladium. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		Fiscal
	Measure	2021	2020
Copper	Lb.	$3.19	$2.78
Gold	Troy oz.	1,690	1,395
Silver	Troy oz.	21.63	16.21
Palladium	Troy oz.	2,276	2,047

In fiscal 2022, we expect to purchase approximately 215 million pounds of copper, 135,000 troy ounces of gold, 2.9 million troy ounces of silver, and 15,000 troy ounces of palladium.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2021	2020	Change

	($ in millions)
Selling, general, and administrative expenses	$1,512	$1,392	$120
As a percentage of net sales	10.1%	11.4%

Restructuring and other charges, net	$233	$257	$(24)
Impairment of goodwill	—	900	(900)

Selling, General, and Administrative Expenses. In fiscal 2021, selling, general, and administrative expenses increased $120 million as compared to fiscal 2020 due primarily to higher incentive compensation costs due to improved operational performance, increased selling expenses to support higher sales levels, and the negative impact of foreign currency translation, partially offset by savings attributable to cost control measures and restructuring actions and gains on the sale of real estate.

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

During fiscal 2021 and 2020, we initiated restructuring programs across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. These actions were due in part to the COVID-19 pandemic. We incurred net restructuring charges of $208 million and $257 million in fiscal 2021 and 2020, respectively. Annualized cost savings related to actions initiated in fiscal 2021 are expected to be approximately $80 million and are expected to be realized by the end of fiscal 2023. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2022, we expect total restructuring charges to be approximately $150 million and total spending, which will be funded with cash from operations, to be approximately $200 million.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Impairment of Goodwill. During fiscal 2020, we recorded a goodwill impairment charge of $900 million related to the Sensors reporting unit in our Transportation Solutions segment. See Note 8 to the Consolidated Financial Statements for additional information regarding the impairment of goodwill and our annual goodwill impairment test.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2021	2020	Change

	($ in millions)
Operating income	$2,434	$537	$1,897
Operating margin	16.3%	4.4%

Operating income included the following:

	Fiscal
	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$31	$36
Charges associated with the amortization of acquisition-related fair value adjustments	3	4
	34	40
Restructuring and other charges, net	233	257
Impairment of goodwill	—	900
Total	$267	$1,197

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2021	2020	Change

	($ in millions)
Other income (expense), net	$(17)	$20	$(37)

Income tax expense	123	783	(660)
Effective tax rate	5.2%	149.4%

Other Income (Expense). See Note 15 to the Consolidated Financial Statements for information regarding net other income (expense) associated with our retirement plans, including a $28 million charge related to the transfer of certain U.S. pension plan liabilities to an insurance company through the purchase of a group annuity contract in fiscal 2021.

Income Taxes. See Note 16 to the Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate, including valuation allowance adjustments in fiscal 2021 and 2020 and the Switzerland Federal Act on Tax Reform and AHV Financing in fiscal 2020.

The valuation allowance for deferred tax assets was $2,729 million and $4,429 million at fiscal year end 2021 and 2020, respectively. See Note 16 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2021, certain subsidiaries had approximately $32 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 16 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2021		2020

	($ in millions)
Automotive	$6,379	71%	$4,903	72%
Commercial transportation	1,467	16	1,051	15
Sensors	1,128	13	891	13
Total	$8,974	100%	$6,845	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2021 versus Fiscal 2020
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisition

	($ in millions)
Automotive	$1,476	30.1%	$1,243	25.0%	$233	$—
Commercial transportation	416	39.6	377	35.2	39	—
Sensors	237	26.6	119	13.4	29	89
Total	$2,129	31.1%	$1,739	25.1%	$301	$89

Net sales in the Transportation Solutions segment increased $2,129 million, or 31.1%, in fiscal 2021 from fiscal 2020 primarily as a result of organic net sales growth of 25.1% and the positive impact of foreign currency translation of 4.4%. In fiscal 2020, our net sales included significant, unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 25.0% in fiscal 2021 with increases of 28.2% in the Americas region, 24.3% in the EMEA region, and 24.2% in the Asia–Pacific region. Our organic net sales growth across all regions was attributable primarily to increases in global automotive production and content gains.
●	Commercial transportation—Our organic net sales increased 35.2% in fiscal 2021 with growth across all regions resulting from market growth and content gains.
●	Sensors—Our organic net sales increased 13.4% in fiscal 2021 as a result of strength across all markets.

Operating Income (Loss). The following table presents the Transportation Solutions segment’s operating income (loss) and operating margin information:

	Fiscal
	2021	2020	Change

	($ in millions)
Operating income (loss)	$1,526	$(93)	$1,619
Operating margin	17.0%	(1.4)%

Operating income (loss) in the Transportation Solutions segment increased $1,619 million in fiscal 2021 as compared to fiscal 2020. Excluding the items below, operating income increased in fiscal 2021 primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity.

	Fiscal
	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$15	$28
Charges associated with the amortization of acquisition-related fair value adjustments	3	4
	18	32
Restructuring and other charges, net	135	113
Impairment of goodwill	—	900
Total	$153	$1,045

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2021		2020

	($ in millions)
Industrial equipment	$1,397	36%	$1,098	30%
Aerospace, defense, oil, and gas	1,035	27	1,201	32
Energy	738	19	717	19
Medical	674	18	697	19
Total	$3,844	100%	$3,713	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2021 versus Fiscal 2020
	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Industrial equipment	$299	27.2%	$253	22.7%	$46	$—
Aerospace, defense, oil, and gas	(166)	(13.8)	(209)	(17.4)	25	18
Energy	21	2.9	30	4.1	20	(29)
Medical	(23)	(3.3)	(25)	(3.6)	2	—
Total	$131	3.5%	$49	1.3%	$93	$(11)

In the Industrial Solutions segment, net sales increased $131 million, or 3.5%, in fiscal 2021 from fiscal 2020 due primarily to the positive impact of foreign currency translation of 2.5% and organic net sales growth of 1.3%. In fiscal 2020, our net sales included significant, unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 22.7% in fiscal 2021 with growth in all regions due primarily to strength in factory automation and controls applications.
●	Aerospace, defense, oil, and gas—Our organic net sales decreased 17.4% in fiscal 2021 primarily as a result of declines in the commercial aerospace market.
●	Energy—Our organic net sales increased 4.1% in fiscal 2021 primarily as a result of strength in renewable energy applications.

●	Medical—Our organic net sales decreased 3.6% in fiscal 2021 due to delays in elective procedures during the first half of fiscal 2021, partially offset by sales increases resulting from market strength in interventional medical applications in the second half of fiscal 2021.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2021	2020	Change

	($ in millions)
Operating income	$469	$412	$57
Operating margin	12.2%	11.1%

Operating income in the Industrial Solutions segment increased $57 million in fiscal 2021 from fiscal 2020. Excluding the items below, operating income increased in fiscal 2021 primarily as a result of improved manufacturing productivity.

	Fiscal
	2021	2020

	(in millions)
Acquisition and integration costs	$15	$8
Restructuring and other charges, net	73	102
Total	$88	$110

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2021		2020

	($ in millions)
Data and devices	$1,198	57%	$973	60%
Appliances	907	43	641	40
Total	$2,105	100%	$1,614	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2021 versus Fiscal 2020
	Net Sales		Organic Net Sales
	Growth		Growth		Translation

	($ in millions)
Data and devices	$225	23.1%	$199	20.5%	$26
Appliances	266	41.5	242	37.2	24
Total	$491	30.4%	$441	27.2%	$50

Net sales in the Communications Solutions segment increased $491 million, or 30.4%, in fiscal 2021 as compared to fiscal 2020 due primarily to organic net sales growth of 27.2%. In fiscal 2020, our net sales included unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 20.5% in fiscal 2021 as a result of market strength across all regions as well as content growth and market share gains in high-speed cloud applications.
●	Appliances—Our organic net sales increased 37.2% in fiscal 2021 with growth in all regions attributable primarily to increased demand and market share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	Fiscal
	2021	2020	Change

	($ in millions)
Operating income	$439	$218	$221
Operating margin	20.9%	13.5%

In the Communications Solutions segment, operating income increased $221 million in fiscal 2021 as compared to fiscal 2020. Excluding the items below, operating income increased due to higher volume and, to a lesser degree, improved manufacturing productivity.

	Fiscal
	2021	2020

	(in millions)
Acquisition and integration costs	$1	$—
Restructuring and other charges, net	25	42
Total	$26	$42

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including any developments related to the COVID-19 pandemic. For further information on the risks and uncertainties associated with the COVID-19 pandemic, see “Part I. Item 1A. Risk Factors.” We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs. Subsequent to fiscal year end 2021, Tyco Electronics Group S.A. (“TEGSA”) called for the early redemption of all of its outstanding 3.50% senior notes due in February 2022, representing $500 million aggregate principal amount. The redemption, which was funded with cash from operations, was completed in November 2021.

As of fiscal year end 2021, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2021, we had approximately $4.9 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that up to $0.7 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by continuing operating activities increased $685 million to $2,676 million in fiscal 2021 as compared to $1,991 million in fiscal 2020. The increase resulted primarily from higher pre-tax income, partially offset by higher working capital levels to support increased sales and higher tax payments. The amount of income taxes paid, net of refunds, during fiscal 2021 and 2020 was $371 million and $257 million, respectively.

Pension contributions were $61 million and $47 million in fiscal 2021 and 2020, respectively. We expect pension contributions to be $50 million in fiscal 2022, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 15 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $690 million and $560 million in fiscal 2021 and 2020, respectively. We expect fiscal 2022 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2021, we acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired. We acquired five businesses, including First Sensor, for a combined cash purchase price of $336 million, net of cash acquired, during fiscal 2020. See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2021 and 2020 was $4,092 million and $4,146 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2021, TEGSA, our wholly-owned subsidiary, issued €550 million aggregate principal amount of 0.00% senior notes due in February 2029. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. The Credit Facility was amended in June 2021 primarily to extend the maturity date from November 2023 to June 2026. The amended Credit Facility contains customary provisions for the replacement of London Interbank Offered Rate (“LIBOR”) with successor rates and amends certain representations, warranties, and covenants applicable to us and TEGSA as obligors under the credit agreement. TEGSA had no borrowings under the Credit Facility at fiscal year end 2021 or 2020.

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

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2021, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. TEGSA had no borrowings under the commercial paper program at fiscal year end 2021 or 2020.

TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $647 million and $625 million in fiscal 2021 and 2020, respectively. See Note 18 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

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

In fiscal 2021, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately 7 million of our common shares for $904 million and approximately 6 million of our common shares for $505 million under the share repurchase program during fiscal 2021 and 2020, respectively. At fiscal year end 2021, we had $1.6 billion of availability remaining under our share repurchase authorization.

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

	Fiscal Year End
	2021	2020

	(in millions)
Balance Sheet Data:
Total current assets	$452	$134
Total noncurrent assets(1)	1,829	3,282

Total current liabilities	1,144	1,237
Total noncurrent liabilities(2)	12,443	23,549
(1)	Includes $1,810 million and $3,275 million as of fiscal year end 2021 and 2020, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $8,832 million and $20,016 million as of fiscal year end 2021and 2020, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2021	2020

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(485)	$(206)
Net loss	(479)	(202)

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2022 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $135 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $119 million as of fiscal year end 2021 and are expected to expire at various dates through fiscal 2025. During fiscal 2021, we amended our agreement with SubCom and removed a requirement to issue new performance guarantees for certain projects entered into by the SubCom business following the sale. As of fiscal year end 2021, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 4 to the Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other material obligations at fiscal year end 2021:

		Payments Due by Fiscal Year
	Total	2022	2023	2024	2025	2026	Thereafter

	(in millions)
Debt(1)	$4,119	$503	$651	$353	$646	$352	$1,614
Interest payments on debt(2)	758	84	80	72	60	54	408
Operating leases(3)	468	118	104	83	63	40	60
Purchase obligations(4)	1,063	1,041	17	2	—	—	3
Total contractual cash obligations(5)(6)	$6,408	$1,746	$852	$510	$769	$446	$2,085
(1)	Debt represents principal payments. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of our interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2021 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 12 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $359 million and related accrued interest and penalties of $53 million, the timing of which is uncertain. See Note 16 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $50 million to pension plans in fiscal 2022, before consideration of any voluntary contributions. See Note 15 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2021, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or more frequently if events or changes in circumstances indicate that the asset may be impaired. In assessing a potential impairment, management relies on several reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the impairment analysis.

When testing for goodwill impairment, we identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded for the amount of the excess, limited to the total amount of goodwill allocated to the reporting unit.

Fair value estimates used in the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach is supported by a guideline analysis (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

See Note 8 to the Consolidated Financial Statements for information regarding our interim goodwill impairment test and partial impairment charge of $900 million recorded in the second quarter of fiscal 2020. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2021 and determined that no impairment existed.

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

Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any enacted changes that would have a material effect on our results of operations, financial position, or cash flows.

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

Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2021, a 25-basis-point decrease in the discount rate would have increased the present value of our pension obligations by $127 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $119 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50-basis-point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2021 pension expense by $13 million.

At fiscal year end 2021, the long-term target asset allocation in our U.S. plans’ master trust is 5% return-seeking assets and 95% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 115%. Based on the funded status of the plans as of fiscal year end 2021, our target asset allocation is 67% return-seeking and 33% liability-hedging.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward- looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;

●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2021 market rates would have changed the unrealized value of our contracts by $240 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2020 market rates would have changed the unrealized value of our contracts by $265 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Based on our floating rate debt balance at fiscal year end 2020, a 50-basis-point increase in the levels of the U.S. dollar interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense in fiscal 2020. There was no floating rate debt outstanding at fiscal year end 2021.

We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. At fiscal year end 2021 and 2020, we had forward starting interest rate swap contracts which had an aggregate notional value of $450 million and were designated as cash flow hedges.

We utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2021, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $1 million and had a notional value of $512 million. At fiscal year end 2020, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $41 million and had a notional value of $312 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2021 prices would have changed the unrealized value of our forward contracts by $51 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2020 prices would have changed the unrealized value of our forward contracts by $35 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

Consolidated Balance Sheets as of September 24, 2021 and September 25, 2020

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 24, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 24, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 24, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 24, 2021, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 24, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders (the “2022 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2022 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Code of Ethics

We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading “Corporate Responsibility—Disclosures.” We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” and “Compensation of Non-Employee Directors” in our 2022 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2021 with respect to common shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	6,330,436	$89.04	17,581,095
Equity compensation plans not approved by security holders(2)	945,520	79.81	—
Total	7,275,956		17,581,095
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), and the Tyco Electronics Limited Savings Related Share Plan. The 2007 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 69,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)	In connection with an acquisition in fiscal 2011, we assumed equity awards issued under plans sponsored by the acquired business and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8. Those plans have since expired, and no additional grants will be made from them. Previously granted awards under the plans will continue to be settled in TE Connectivity common shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2007 Plan, the Tyco Electronics Limited Savings Related Plan, and the Employee Stock Purchase Plan. The 2007 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2007 Plan and the Tyco Electronics Limited Savings Plan are increased by forfeitures and cancellations, among other factors. Amounts include 912,437 shares remaining available for issuance under our Tyco Electronics Limited Savings Related Share Plan and 4,178,752 shares remaining available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2022 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2022 Proxy Statement under the caption “Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See Item 8.

2.	Financial Statement Schedule. See Item 8.
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
2.1		Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC(1)	Current Report on Form 8-K	2.1	September 17, 2018
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1	May 20, 2021
3.2		Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2	March 6, 2015
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014
4.2(d)		Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015
4.2(e)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(f)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
4.2(g)		Sixteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 14, 2020	Current Report on Form 8-K	4.1	February 14, 2020
4.2(h)		Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021	Current Report on Form 8-K	4.1	February 16, 2021
10.1		Amended and Restated Five-Year Senior Credit Agreement dated as of November 14, 2018 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	November 14, 2018
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of June 1, 2021, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	June 1, 2021
10.3	‡*	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)
10.4	‡*	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of September 17, 2020)
10.5	‡*	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of September 22, 2021)
10.6	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011
10.7	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.8	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019
10.9	‡	Form of Option Award Terms and Conditions for Option Grants beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.1	January 28, 2021
10.10	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.10	November 14, 2017

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
10.11	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.11	November 12, 2019
10.12	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.2	January 28, 2021
10.13	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2018	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.13	November 14, 2017
10.14	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.15	November 12, 2019
10.15	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2021	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.3	January 28, 2021
10.16	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (amended and restated as of December 17, 2014)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015
10.17	‡	TE Connectivity Severance Plan for U.S. Executives (amended and restated as of September 13, 2018)	Annual Report on Form 10-K for the fiscal year ended September 28, 2018	10.15	November 13, 2018
10.18	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007
10.19	‡*	TE Connectivity Supplemental Savings and Retirement Plan (amended and restated as of January 1, 2021)
10.20	‡	TE Connectivity Ltd. Savings Related Share Plan (amended and restated as of March 14, 2018)	Current Report on Form 8-K	10.1	March 14, 2018
10.21		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016
10.22	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated as of March 9, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.20	November 14, 2017
10.23	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015
10.24	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
10.25	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016
10.26	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015	Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017	10.1	January 24, 2018
10.27	‡	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.4	January 28, 2021
10.28		Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.28	November 12, 2019
21.1	*	Subsidiaries of TE Connectivity Ltd.
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(2)(3)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(3)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(3)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document(3)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document(3)
104		Cover Page Interactive Data File(4)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	The schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(3)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(4)	Formatted in Inline XBRL and contained in exhibit 101

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

Date: November 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 9, 2021
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President,
Heath A. Mitts	Chief Financial Officer, and Director	November 9, 2021
(Principal Financial Officer)

/s/ Robert J. Ott	Senior Vice President and
Robert J. Ott	Corporate Controller	November 9, 2021
(Principal Accounting Officer)

*	Director	November 9, 2021
Pierre R. Brondeau

*	Director	November 9, 2021
Carol A. Davidson

*	Director	November 9, 2021
Lynn A. Dugle

*	Director	November 9, 2021
William A. Jeffrey

*	Director	November 9, 2021
Thomas J. Lynch

*	Director	November 9, 2021
Yong Nam

*	Director	November 9, 2021
Daniel J. Phelan

*	Director	November 9, 2021
Abhijit Y. Talwalkar

Signature	Title	Date

*	Director	November 9, 2021
Mark C. Trudeau

*	Director	November 9, 2021
Dawn C. Willoughby

*	Director	November 9, 2021
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
Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 24, 2021 and September 25, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 24, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2021 and September 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 24, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective September 28, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-02 which codified Accounting Standards Codification 842, Leases, using the modified retrospective approach.

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

Goodwill —Sensors Reporting Unit within the Transportation Solutions Reportable Segment — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves comparing the carrying amount of each reporting unit to its fair value on the first day of the fourth fiscal quarter or whenever the Company believes an event or other change in reporting unit structure requiring a more frequent assessment has occurred. The Company uses the income approach based on the present value of future cash flows to estimate fair value. The income approach is supported by guideline analyses (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, and market activity in assessing fair value and are reporting unit specific. The goodwill balance was $5.6 billion as of September 24, 2021, of which $0.3 billion was allocated to the Sensors reporting unit within the Transportation Solutions reportable segment. The fair value of this reporting unit exceeded its carrying amount, therefore, no impairment was recognized.

We identified goodwill for the Sensors reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value, especially considering the partial impairment charge recorded in the prior fiscal year and future revenue growth rates were based on an expectation of an increase in net sales in a product portfolio with limited available third-party industry reports. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and operating margin and the selection of discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and operating margin (the “forecasts”), and the selection of discount rates for the Sensors reporting unit included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to forecasts and management’s selection of discount rates.
•	We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
–	Historical operating results of the reporting unit.
–	Historical operating results of the Company’s other reporting units.
–	Internal communications to management and the board of directors.
–	External communications made by management to analysts and investors.
–	Third-party industry reports for similar products.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
–	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
–	Developing a range of independent estimates and comparing those to the discount rates selected by management.

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

Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $2.7 billion has been recorded to offset the Company’s gross deferred tax assets as of September 24, 2021 of $5.3 billion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•	We tested the effectiveness of controls over management’s estimates of the realization of the deferred tax assets, including those over the estimates of taxable income, the approval of tax planning strategies and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•	We evaluated the reasonableness of management’s assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•	We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would impact management’s ability to continue accurately estimating taxable income.
•	We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
–	Historical taxable income.
–	Internal communications to management and the board of directors.
–	Management’s history of carrying out its stated plans and its ability to carry out its plans considering contractual commitments, available financing, or debt covenants.
•	We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•	We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.
•	With the assistance of our income tax and other specialists, we evaluated (1) the appropriateness of qualifying tax planning strategies, including that they were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) management’s assessment that sufficient taxable income will be generated in the future to realize a portion of the deferred tax assets prior to expiration.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 9, 2021

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the “Company”) as of September 24, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the fiscal year ended September 24, 2021, of the Company and our report dated November 9, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 9, 2021

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

	Fiscal
	2021	2020	2019

	(in millions, except per share data)
Net sales	$14,923	$12,172	$13,448
Cost of sales	10,036	8,437	9,054
Gross margin	4,887	3,735	4,394
Selling, general, and administrative expenses	1,512	1,392	1,490
Research, development, and engineering expenses	677	613	644
Acquisition and integration costs	31	36	27
Restructuring and other charges, net	233	257	255
Impairment of goodwill	—	900	—
Operating income	2,434	537	1,978
Interest income	17	15	19
Interest expense	(56)	(48)	(68)
Other income (expense), net	(17)	20	2
Income from continuing operations before income taxes	2,378	524	1,931
Income tax (expense) benefit	(123)	(783)	15
Income (loss) from continuing operations	2,255	(259)	1,946
Income (loss) from discontinued operations, net of income taxes	6	18	(102)
Net income (loss)	$2,261	$(241)	$1,844

Basic earnings (loss) per share:
Income (loss) from continuing operations	$6.83	$(0.78)	$5.76
Income (loss) from discontinued operations	0.02	0.05	(0.30)
Net income (loss)	6.85	(0.73)	5.46

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$6.77	$(0.78)	$5.72
Income (loss) from discontinued operations	0.02	0.05	(0.30)
Net income (loss)	6.79	(0.73)	5.42

Weighted-average number of shares outstanding:
Basic	330	332	338
Diluted	333	332	340

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

	Fiscal
	2021	2020	2019

	(in millions)
Net income (loss)	$2,261	$(241)	$1,844
Other comprehensive income (loss):
Currency translation	144	(11)	(48)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	138	34	(195)
Gains (losses) on cash flow hedges, net of income taxes	(3)	40	46
Other comprehensive income (loss)	279	63	(197)
Comprehensive income (loss)	2,540	(178)	1,647
Less: comprehensive income attributable to noncontrolling interests	(2)	(5)	—
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$2,538	$(183)	$1,647

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 24, 2021 and September 25, 2020

	Fiscal Year End
	2021	2020

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$1,203	$945
Accounts receivable, net of allowance for doubtful accounts of $41 and $29, respectively	2,928	2,377
Inventories	2,511	1,950
Prepaid expenses and other current assets	621	512
Total current assets	7,263	5,784
Property, plant, and equipment, net	3,778	3,650
Goodwill	5,590	5,224
Intangible assets, net	1,549	1,593
Deferred income taxes	2,499	2,178
Other assets	783	813
Total assets	$21,462	$19,242
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$503	$694
Accounts payable	1,911	1,276
Accrued and other current liabilities	2,242	1,720
Total current liabilities	4,656	3,690
Long-term debt	3,589	3,452
Long-term pension and postretirement liabilities	1,139	1,336
Deferred income taxes	181	143
Income taxes	302	252
Other liabilities	847	874
Total liabilities	10,714	9,747
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	114	112
Shareholders' equity:
Common shares, CHF 0.57 par value, 336,099,881 shares authorized and issued, and 338,953,381 shares authorized and issued, respectively	148	149
Accumulated earnings	11,709	10,348
Treasury shares, at cost, 9,060,919 and 8,295,878 shares, respectively	(1,055)	(669)
Accumulated other comprehensive loss	(168)	(445)
Total shareholders' equity	10,634	9,383
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,462	$19,242

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at fiscal year end 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	1,844	—	1,844
Other comprehensive loss	—	—	—	—	—	—	(197)	(197)
Share-based compensation expense	—	—	—	—	75	—	—	75
Dividends	—	—	—	—	—	(613)	—	(613)
Exercise of share options	—	—	1	85	—	—	—	85
Restricted share award vestings and other activity	—	—	1	154	(75)	(77)	—	2
Repurchase of common shares	—	—	(12)	(1,014)	—	—	—	(1,014)
Cancellation of treasury shares	(6)	(3)	6	572		(569)		—
Balance at fiscal year end 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570
Net loss	—	—	—	—	—	(241)	—	(241)
Other comprehensive income	—	—	—	—	—	—	58	58
Share-based compensation expense	—	—	—	—	74	—	—	74
Dividends	—	—	—	—	—	(634)	—	(634)
Exercise of share options	—	—	1	55	—	—	—	55
Restricted share award vestings and other activity	—	—	1	143	(74)	(63)	—	6
Repurchase of common shares	—	—	(6)	(505)	—	—	—	(505)
Cancellation of treasury shares	(12)	(5)	12	975	—	(970)	—	—
Balance at fiscal year end 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net income	—	—	—	—	—	2,261	—	2,261
Other comprehensive income	—	—	—	—	—	—	277	277
Share-based compensation expense	—	—	—	—	94	—	—	94
Dividends	—	—	—	—	—	(656)	—	(656)
Exercise of share options	—	—	2	167	—	—	—	167
Restricted share award vestings and other activity	—	—	1	89	(94)	17	—	12
Repurchase of common shares	—	—	(7)	(904)	—	—	—	(904)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—
Balance at fiscal year end 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

	Fiscal
	2021	2020	2019

	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,261	$(241)	$1,844
(Income) loss from discontinued operations, net of income taxes	(6)	(18)	102
Income (loss) from continuing operations	2,255	(259)	1,946
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	900	—
Depreciation and amortization	769	711	690
Deferred income taxes	(354)	535	(218)
Non-cash lease cost	120	108	—
Provision for losses on accounts receivable and inventories	46	14	43
Share-based compensation expense	94	74	75
Other	(61)	54	51
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(518)	(63)	31
Inventories	(556)	(89)	64
Prepaid expenses and other current assets	(19)	51	144
Accounts payable	560	(80)	(178)
Accrued and other current liabilities	173	(99)	(15)
Income taxes	106	(9)	(135)
Other	61	143	(44)
Net cash provided by continuing operating activities	2,676	1,991	2,454
Net cash provided by (used in) discontinued operating activities	—	1	(32)
Net cash provided by operating activities	2,676	1,992	2,422
Cash flows from investing activities:
Capital expenditures	(690)	(560)	(749)
Proceeds from sale of property, plant, and equipment	86	17	43
Acquisition of businesses, net of cash acquired	(423)	(339)	(283)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	—	297
Other	(10)	17	2
Net cash used in continuing investing activities	(1,037)	(865)	(690)
Net cash used in discontinued investing activities	—	—	(2)
Net cash used in investing activities	(1,037)	(865)	(692)
Cash flows from financing activities:
Net decrease in commercial paper	—	(219)	(51)
Proceeds from issuance of debt	661	593	746
Repayment of debt	(708)	(352)	(691)
Proceeds from exercise of share options	167	55	85
Repurchase of common shares	(831)	(523)	(1,091)
Payment of common share dividends to shareholders	(647)	(625)	(608)
Transfers (to) from discontinued operations	—	1	(34)
Other	(28)	(34)	(33)
Net cash used in continuing financing activities	(1,386)	(1,104)	(1,677)
Net cash provided by (used in) discontinued financing activities	—	(1)	34
Net cash used in financing activities	(1,386)	(1,105)	(1,643)
Effect of currency translation on cash	5	(4)	(8)
Net increase in cash, cash equivalents, and restricted cash	258	18	79
Cash, cash equivalents, and restricted cash at beginning of fiscal year	945	927	848
Cash, cash equivalents, and restricted cash at end of fiscal year	$1,203	$945	$927

Supplemental cash flow information:
Interest paid on debt, net	$58	$50	$75
Income taxes paid, net of refunds	371	257	338

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

We operate through three reportable segments:

●	Transportation Solutions—The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.
●	Industrial Solutions—The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the industrial equipment; aerospace, defense, oil, and gas; energy; and medical markets.
●	Communications Solutions—The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2021, 2020, and 2019 were each 52 weeks in length and ended on September 24, 2021, September 25, 2020, and September 27, 2019, respectively. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks, with the next such occurrence taking place in fiscal 2022.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which is a single, comprehensive, five-step revenue recognition model. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations. See Note 21 for net sales disaggregated by industry end market and geographic region which is summarized by segment and that we consider meaningful to depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2021, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or more frequently if events or changes in circumstances indicate that the asset may be impaired. In assessing a potential impairment, management relies on several reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the impairment analysis.

When testing for goodwill impairment, we identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded for the amount of the excess, limited to the total amount of goodwill allocated to the reporting unit.

Fair value estimates used in the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach is supported by a guideline analysis (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2021, 2020, and 2019 were $612 million, $539 million, and $572 million, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor’s, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2021, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to certain of our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

Leases

Beginning in fiscal 2020, we account for leases in accordance with the provisions of ASC 842, Leases.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2021	2020	2019

	(in millions)
Restructuring charges, net	$208	$257	$255
Impairment of held for sale businesses and loss on divestitures	21	—	—
Other charges, net	4	—	—
Restructuring and other charges, net	$233	$257	$255

Net restructuring charges by segment were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Transportation Solutions	$135	$113	$144
Industrial Solutions	50	102	63
Communications Solutions	23	42	48
Restructuring charges, net	$208	$257	$255

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning					Currency	End
	of Fiscal		Changes in	Cash	Non-Cash	Translation	of Fiscal
	Year	Charges	Estimate	Payments	Items	and Other	Year

	(in millions)
Fiscal 2021 Activity:
Fiscal 2021 Actions:
Employee severance	$—	$199	$(17)	$(26)	$—	$(4)	$152
Facility and other exit costs	—	4	—	(2)	—	—	2
Property, plant, and equipment	—	9	—	—	(9)	—	—
Total	—	212	(17)	(28)	(9)	(4)	154
Fiscal 2020 Actions:
Employee severance	180	5	—	(84)	—	3	104
Facility and other exit costs	8	11	—	(4)	—	—	15
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	188	23	—	(88)	(7)	3	119
Fiscal 2019 Actions:
Employee severance	72	—	(8)	(33)	—	—	31
Facility and other exit costs	2	1	—	(3)	—	—	—
Total	74	1	(8)	(36)	—	—	31
Pre-Fiscal 2019 Actions:
Employee severance	21	—	(1)	(20)	—	—	—
Facility and other exit costs	2	1	—	(3)	—	—	—
Property, plant, and equipment	—	—	(3)	—	3	—	—
Total	23	1	(4)	(23)	3	—	—
Total fiscal 2021 activity	$285	$237	$(29)	$(175)	$(13)	$(1)	$304
Fiscal 2020 Activity:
Fiscal 2020 Actions:
Employee severance	$—	$214	$—	$(35)	$—	$1	$180
Facility and other exit costs	—	8	—	—	—	—	8
Property, plant, and equipment	—	28	—	—	(28)	—	—
Total	—	250	—	(35)	(28)	1	188
Fiscal 2019 Actions:
Employee severance	188	7	(20)	(107)	—	4	72
Facility and other exit costs	1	11	—	(11)	—	1	2
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	189	25	(20)	(118)	(7)	5	74
Pre-Fiscal 2019 Actions:
Employee severance	73	—	(6)	(46)	—	—	21
Facility and other exit costs	2	6	—	(7)	—	1	2
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	75	8	(6)	(53)	(2)	1	23
Total fiscal 2020 activity	$264	$283	$(26)	$(206)	$(37)	$7	$285
Fiscal 2019 Activity:
Fiscal 2019 Actions:
Employee severance	$—	$252	$(3)	$(55)	$(3)	$(3)	$188
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	257	(3)	(56)	(6)	(3)	189
Pre-Fiscal 2019 Actions:
Employee severance	163	9	(12)	(82)	—	(5)	73
Facility and other exit costs	4	8	(2)	(8)	—	—	2
Property, plant, and equipment	—	3	(5)	—	2	—	—
Total	167	20	(19)	(90)	2	(5)	75
Total fiscal 2019 activity	$167	$277	$(22)	$(146)	$(4)	$(8)	$264

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during fiscal 2021, we recorded net restructuring charges of $195 million. We expect to complete all restructuring actions commenced during fiscal 2021 by the end of fiscal 2023 and to incur additional charges of approximately $16 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2021 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$131	$122	$9
Industrial Solutions	53	49	4
Communications Solutions	27	24	3
Total	$211	$195	$16

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during fiscal 2021 and 2020, we recorded restructuring charges of $23 million and $250 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2020 by the end of fiscal 2023 and to incur additional charges of approximately $15 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2020 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$139	$132	$7
Industrial Solutions	108	104	4
Communications Solutions	41	37	4
Total	$288	$273	$15

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during fiscal 2021, 2020, and 2019, we recorded net restructuring credits of $7 million, charges of $5 million, and charges of $254 million, respectively. We anticipate that any additional charges will be insignificant for restructuring actions commenced during fiscal 2019.

Pre-Fiscal 2019 Actions

During fiscal 2021, 2020, and 2019, we recorded net restructuring credits of $3 million, charges of $2 million, and charges of $1 million, respectively, related to pre-fiscal 2019 actions. We anticipate that any additional charges will be insignificant for restructuring actions commenced prior to fiscal 2019.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Accrued and other current liabilities	$236	$229
Other liabilities	68	56
Restructuring reserves	$304	$285

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

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $119 million as of fiscal year end 2021 and are expected to expire at various dates through fiscal 2025. At the time of sale, we determined that the fair value of these guarantees was $12 million, which we recognized by a charge to pre-tax loss on sale. During fiscal 2021, we amended our agreement with SubCom and removed a requirement to issue new performance guarantees for certain projects entered into by the SubCom business following the sale. As of fiscal year end 2021, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

The following table presents the summarized components of loss from discontinued operations, net of income taxes, for the SubCom business and prior divestitures for fiscal 2019; activity in fiscal 2021 and 2020 was not material:

Fiscal
2019
(in millions)
Net sales	$41
Cost of sales	(50)
Selling, general, and administrative expenses	(11)
Research, development, and engineering expenses	(3)
Restructuring and other charges, net	(3)
Pre-tax loss from discontinued operations	(26)
Pre-tax loss on sale of discontinued operations	(86)
Income tax benefit	10
Loss from discontinued operations, net of income taxes	$(102)

5. Acquisitions

During fiscal 2021, we acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition. Due to the timing of two transactions that closed in the quarter ended September 24, 2021, we have preliminarily allocated the purchase price of those acquisitions to goodwill and identifiable intangibles assets. Our valuation of identifiable intangible assets,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of those valuations. The amount of these potential adjustments could be significant.

We acquired five businesses, including First Sensor AG (“First Sensor”), for a combined cash purchase price of $336 million, net of cash acquired, during fiscal 2020. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

In connection with our acquisition of approximately 72% of the outstanding shares of First Sensor, we and First Sensor entered into a Domination and Profit and Loss Transfer Agreement (“DPLTA”) which became effective in fiscal 2020. Under the terms of the DPLTA, First Sensor minority shareholders can elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. Our First Sensor noncontrolling interest balance, which was originally recorded at a fair value of €96 million (equivalent to $107 million) at the acquisition date, is recorded as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheets as of fiscal year end 2021 and 2020 as the exercise of the put right by First Sensor minority shareholders is not within our control.

During fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions segment from the date of acquisition.

6. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2021	2020

	(in millions)
Raw materials	$320	$251
Work in progress	991	851
Finished goods	1,200	848
Inventories	$2,511	$1,950

7. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2021	2020

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$128	$147
Buildings and improvements	1,469	1,442
Machinery and equipment	8,308	7,849
Construction in process	614	516
	10,519	9,954
Accumulated depreciation	(6,741)	(6,304)
Property, plant, and equipment, net	$3,778	$3,650

Depreciation expense was $576 million, $529 million, and $510 million in fiscal 2021, 2020, and 2019, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2019(1)	$2,124	$3,039	$577	$5,740
Impairment of goodwill	(900)	—	—	(900)
Acquisitions	276	18	—	294
Currency translation and other	27	53	10	90
Balance at fiscal year end 2020(2)	1,527	3,110	587	5,224
Acquisitions	—	307	—	307
Currency translation and other	22	29	8	59
Balance at fiscal year end 2021(2)	$1,549	$3,446	$595	$5,590
(1)	At fiscal year end 2019, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.
(2)	At fiscal year end 2021 and 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During fiscal 2021 and 2020, we recognized goodwill of $307 million and $294 million, respectively, in connection with new acquisitions. See Note 5 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2021 and determined that no impairment existed.

During the quarter ended March 27, 2020, as a result of current and projected declines in sales and profitability of the Sensors reporting unit of the Transportation Solutions segment, due in part to the impact of the COVID-19 pandemic and projected reductions in global automotive production as of March 2020, we determined that an indicator of impairment had occurred and goodwill impairment testing of this reporting unit was required. We determined the fair value of the Sensors reporting unit to be $1.0 billion as of March 27, 2020. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million in the quarter ended March 27, 2020. No additional impairment was identified during our annual goodwill impairment test in the fourth quarter of fiscal 2020.

9. Intangible Assets, Net

Intangible assets consisted of the following:

	Fiscal Year End
	2021			2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,766	$(660)	$1,106	$1,648	$(554)	$1,094
Intellectual property	1,262	(832)	430	1,225	(739)	486
Other	19	(6)	13	19	(6)	13
Total	$3,047	$(1,498)	$1,549	$2,892	$(1,299)	$1,593

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible asset amortization expense was $193 million, $182 million, and $180 million for fiscal 2021, 2020, and 2019, respectively. At fiscal year end 2021, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2022	$200
Fiscal 2023	199
Fiscal 2024	166
Fiscal 2025	151
Fiscal 2026	145
Thereafter	688
Total	$1,549

10. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2021	2020

	(in millions)
Accrued payroll and employee benefits	$690	$460
Dividends payable to shareholders	327	317
Restructuring reserves	236	229
Income taxes payable	146	113
Lease liability	118	116
Share repurchase program payable	73	—
Deferred revenue	51	47
Interest payable	28	30
Other	573	408
Accrued and other current liabilities	$2,242	$1,720

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt

Debt was as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Principal debt:
4.875% senior notes due 2021	$—	$250
Euro-denominated fixed-to-floating rate senior notes due 2021(1)	—	407
3.50% senior notes due 2022	500	500
1.10% euro-denominated senior notes due 2023	644	639
3.45% senior notes due 2024	350	350
0.00% euro-denominated senior notes due 2025	644	639
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
0.00% euro-denominated senior notes due 2029	644	—
7.125% senior notes due 2037	477	477
Other	110	149
	4,119	4,161
Unamortized discounts, premiums, and debt issuance costs, net	(29)	(23)
Effects of fair value hedge-designated interest rate swap contracts	2	8
Total debt	$4,092	$4,146
(1)	The euro-denominated fixed-to-floating rate senior notes due 2021 bore interest at a rate of 0% until June 2020 and then at a rate of three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.30%, with the minimum interest rate of 0%, per year until maturity.

During fiscal 2021, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €550 million aggregate principal amount of 0.00% senior notes due in February 2029. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. The Credit Facility was amended in June 2021 primarily to extend the maturity date from November 2023 to June 2026. The amended Credit Facility contains customary provisions for the replacement of London Interbank Offered Rate (“LIBOR”) with successor rates and amends certain representations, warranties, and covenants applicable to us and TEGSA as obligors under the credit agreement. TEGSA had no borrowings under the Credit Facility at fiscal year end 2021 or 2020.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. TEGSA had no borrowings under the commercial paper program at fiscal year end 2021 or 2020.

TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

At fiscal year end 2021, principal payments required for debt are as follows:

(in millions)
Fiscal 2022	$503
Fiscal 2023	651
Fiscal 2024	353
Fiscal 2025	646
Fiscal 2026	352
Thereafter	1,614
Total	$4,119

The fair value of our debt, based on indicative valuations, was approximately $4,465 million and $4,550 million at fiscal year end 2021 and 2020, respectively.

12. Leases

The components of lease cost were as follows:

	Fiscal
	2021	2020

	(in millions)
Operating lease cost	$120	$108
Variable lease cost	49	49
Total lease cost	$169	$157

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2021	2020

	($ in millions)
Operating lease ROU assets:
Other assets	$444	$453
Operating lease liabilities:
Accrued and other current liabilities	$118	$116
Other liabilities	334	347
Total operating lease liabilities	$452	$463

Weighted-average remaining lease term (in years)	5.2	5.8
Weighted-average discount rate	1.2%	1.6%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	Fiscal
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$123	$108

ROU assets, including modifications and extensions, obtained in exchange for operating lease liabilities	123	28
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in accrued and other current liabilities.

At fiscal year end 2021, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2022	$118
Fiscal 2023	104
Fiscal 2024	83
Fiscal 2025	63
Fiscal 2026	40
Thereafter	60
Total lease payments	468
Less: interest	(16)
Present value of lease liabilities	$452

ASC 840 Comparative Disclosures

Prior to fiscal 2020, we accounted for our leases in accordance with ASC 840, Leases. Under ASC 840, rental expense for operating leases was $162 million for fiscal 2019.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2021, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $47 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $135 million, excluding those related to our SubCom business which are discussed in Note 4.

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

During fiscal 2015, we entered into cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million at fiscal year end 2021 and 2020. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Other assets	$—	$1
Other liabilities	20	9

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2021 and 2020, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(6)	$28	$53
Gains (losses) excluded from the hedging relationship(1)	(6)	(48)	66
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,798 million and $3,511 million at fiscal year end 2021 and 2020, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,430 million and $1,664 million at fiscal year end 2021 and 2020, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.85% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2025, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$3	$1
Other assets	18	3
Accrued and other current liabilities	13	6
Other liabilities	18	16

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(12)	$(172)	$162
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(22)	(69)	74
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. The aggregate notional value of our forward starting interest rate swap

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contracts, which are designated as cash flow hedges, was $450 million at fiscal year end 2021 and 2020. These forward starting interest rate swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$7	$—
Accrued and other current liabilities	38	—
Other liabilities	—	64

The impacts of these forward starting interest rate swap contracts were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$33	$(30)	$(34)

We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $512 million and $312 million at fiscal year end 2021 and 2020, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Prepaid expenses and other current assets	$23	$41
Other assets	—	3
Accrued and other current liabilities	18	2
Other liabilities	4	1

The impacts of these commodity swap contracts were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Gains recorded in other comprehensive income (loss)	$58	$60	$14
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	92	11	(18)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2021 and 2020.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2021	2020	2019	2021	2020	2019

	($ in millions)
Operating expense:
Service cost	$48	$52	$47	$12	$10	$13
Other (income) expense:
Interest cost	30	25	42	30	36	46
Expected return on plan assets	(57)	(61)	(64)	(52)	(59)	(58)
Amortization of net actuarial loss	32	41	24	9	9	17
Amortization of prior service credit	(6)	(6)	(7)	—	—	—
Settlement and curtailment losses (gains)	(2)	—	(1)	28	—	—
Net periodic pension benefit cost (credit)	$45	$51	$41	$27	$(4)	$18
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	1.13%	1.01%	1.94%	2.57%	3.14%	4.35%
Expected return on plan assets	3.65%	4.07%	4.65%	5.60%	6.50%	6.57%
Rate of compensation increase	2.50%	2.53%	2.57%	—%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2021	2020	2021	2020

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,519	$2,483	$1,219	$1,195
Service cost	48	52	12	10
Interest cost	30	25	30	36
Actuarial (gains) losses	6	(44)	(46)	65
Benefits and administrative expenses paid	(85)	(88)	(80)	(87)
Settlements and curtailments	(67)	(27)	(183)	—
Currency translation	63	111	—	—
Other	6	7	—	—
Benefit obligation at end of fiscal year	2,520	2,519	952	1,219

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,537	1,489	968	937
Actual return on plan assets	81	39	110	114
Employer contributions	43	43	18	4
Benefits and administrative expenses paid	(85)	(88)	(80)	(87)
Settlements	(52)	(4)	(183)	—
Currency translation	54	52	—	—
Other	4	6	—	—
Fair value of plan assets at end of fiscal year	1,582	1,537	833	968
Funded status	$(938)	$(982)	$(119)	$(251)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$102	$120	$—	$—
Accrued and other current liabilities	(30)	(28)	(4)	(5)
Long-term pension and postretirement liabilities	(1,010)	(1,074)	(115)	(246)
Net amount recognized	$(938)	$(982)	$(119)	$(251)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(547)	$(597)	$(151)	$(291)
Prior service (cost) credit	26	37	(1)	(2)
Total	$(521)	$(560)	$(152)	$(293)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	1.37%	1.13%	2.84%	2.57%
Rate of compensation increase	2.53%	2.50%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2021	2020	2021	2020

	(in millions)
Current year net actuarial gain (loss) recorded in accumulated other comprehensive income (loss)	$16	$18	$103	$(10)
Amortization of net actuarial loss(1)	34	41	37	9
Current year prior service cost recorded in accumulated other comprehensive income (loss)	(1)	—	—	—
Amortization of prior service (credit) cost(1)	(10)	(6)	1	—
	$39	$53	$141	$(1)
(1)	Includes amounts reflected as settlement and curtailment losses (gains) in the above net periodic pension benefit cost (credit) table.

As part of our continued effort to manage U.S. pension plan obligations, during the quarter ended September 24, 2021, we transferred approximately $190 million of U.S. pension plan liabilities to an insurance company through the purchase of a group annuity contract funded by a transfer of plan assets totaling approximately $180 million. As a result of this transaction, we recognized a settlement charge of $28 million, which was recorded in net other income (expense) on the Consolidated Statement of Operations.

In fiscal 2021, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of favorable asset performance and higher discount rates for our non-U.S. and U.S. defined benefit pension plans as compared to fiscal 2020. In fiscal 2020, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of favorable asset performance for our U.S. defined benefit pension plans, partially offset by lower U.S. discount rates and unfavorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2019.

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

At fiscal year end 2021, the long-term target asset allocation in our U.S. plans’ master trust is 5% return-seeking assets and 95% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 115%. Based on the funded status of the plans as of fiscal year end 2021, our target asset allocation is 67% return-seeking and 33% liability-hedging.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2021	2020	Target	2021	2020
Asset category:
Equity securities	34%	35%	25%	67%	51%	45%
Fixed income	49	48	55	33	49	55
Other	17	17	20	—	—	—
Total	100%	100%	100%	100%	100%	100%

Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $45 million and $5 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2022. We may also make voluntary contributions at our discretion.

At fiscal year end 2021, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2022	$90	$63
Fiscal 2023	100	60
Fiscal 2024	112	60
Fiscal 2025	93	60
Fiscal 2026	98	61
Fiscal 2027-2031	549	287

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2021	2020	2021	2020

	(in millions)
Accumulated benefit obligation	$2,410	$2,394	$952	$1,219
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,027	1,324	918	1,219
Fair value of plan assets	75	338	798	968
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,166	1,458	918	1,219
Fair value of plan assets	128	356	798	968

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2021
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$220	$—	$220	$—	$280	$—	$280
Fixed income:
Government and corporate bonds(2)	—	6	—	6	—	—	—	—
Commingled fixed income funds(3)	—	1,101	—	1,101	—	392	—	392
Other(4)	—	178	—	178	—	23	—	23
Subtotal	$—	$1,505	$—	1,505	$—	$695	$—	695
Items to reconcile to fair value of plan assets(5)				77				138
Fair value of plan assets				$1,582				$833

	Fiscal Year End 2020
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$357	$—	$357	$—	$447	$—	$447
Fixed income:
Government and corporate bonds(2)	—	493	—	493	—	—	—	—
Commingled fixed income funds(3)	—	366	—	366	—	494	—	494
Other(4)	—	167	141	308	—	26	—	26
Subtotal	$—	$1,383	$141	1,524	$—	$967	$—	967
Items to reconcile to fair value of plan assets(5)				13				1
Fair value of plan assets				$1,537				$968
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Government and corporate bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.
(3)	Commingled fixed income funds are pooled investments in multiple fixed income-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(4)	Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2). Real estate investments include investments in commingled real estate funds and are valued at net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).
(5)	Items to reconcile to fair value of plan assets include certain investments containing no significant redemption restrictions that were measured at net asset value (“NAV”) using the NAV practical expedient available in ASC 820 and amounts receivable or payable for unsettled transactions and cash balances, both of which are considered to be carried at book value.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2021 and 2020 changes in Level 3 assets in non-U.S. plans were primarily the result of investment sales and net investment losses, respectively.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $60 million, $60 million, and $63 million for fiscal 2021, 2020, and 2019, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record-keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2021 and 2020, total deferred compensation liabilities were $263 million and $218 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $16 million and $17 million at fiscal year end 2021 and 2020, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2021, 2020, and 2019 was not significant.

16. Income Taxes

Income Tax Expense (Benefit)

Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Current income tax expense (benefit):
U.S. Federal	$3	$9	$(28)
U.S. State	12	(23)	2
Non-U.S.	462	262	229
	477	248	203
Deferred income tax expense (benefit):
U.S. Federal	(24)	(16)	(25)
U.S. State	(15)	(10)	(8)
Non-U.S.	(315)	561	(185)
	(354)	535	(218)
Income tax expense (benefit)	$123	$783	$(15)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
U.S.	$(336)	$(1,053)	$(216)
Non-U.S.	2,714	1,577	2,147
Income from continuing operations before income taxes	$2,378	$524	$1,931

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$499	$110	$406
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax benefit, net	(2)	(26)	(5)
Tax law changes	12	349	15
Tax credits	(13)	(13)	(22)
Non-U.S. net earnings(2)	(71)	(88)	(166)
Change in accrued income tax liabilities	37	30	(61)
Valuation allowance	(353)	231	(163)
Divestitures and goodwill impairments	—	185	—
Excess tax benefits from share-based payments	(21)	(6)	(8)
Other	35	11	(11)
Income tax expense (benefit)	$123	$783	$(15)
(1)	The U.S. federal statutory rate was 21% for fiscal 2021, 2020, and 2019.
(2)	Excludes items which are separately presented.

The income tax expense for fiscal 2021 included a $353 million income tax benefit related to changes in valuation allowances, of which $327 million related to the net reduction in valuation allowances associated primarily with certain tax planning actions, as well as improved current and expected future operating profit and taxable income. In addition, the income tax expense for fiscal 2021 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets and $23 million of income tax expense associated with the tax impacts of an intercompany transaction.

The income tax expense for fiscal 2020 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) and an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See “Swiss Tax Reform” and “Tax Sharing Agreement” below for additional information. In addition, the income tax expense for fiscal 2020 included $226 million of income tax expense related to increases to the valuation allowance for certain deferred tax assets, related primarily to the COVID-19 pandemic. As a result of the pandemic and its negative impact on our current and expected operating profit and taxable income, we believed it was more likely than not that a portion of our deferred tax assets will not be realized. The pre-tax goodwill impairment charge of $900 million recorded during fiscal 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes. See Note 8 for additional information regarding the impairment of goodwill.

The income tax benefit for fiscal 2019 included a $216 million income tax benefit related to the tax impacts of certain measures of Swiss Tax Reform, a $90 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction, and $15 million of income tax expense associated with the tax impacts of certain legal entity

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

restructurings and intercompany transactions. See “Swiss Tax Reform” below for additional information regarding Swiss Tax Reform.

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2021	2020

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$313	$248
Tax loss and credit carryforwards	3,836	5,338
Inventories	46	45
Intangible assets	535	572
Pension and postretirement benefits	177	223
Deferred revenue	7	4
Interest	310	180
Unrecognized income tax benefits	4	3
Lease liabilities	94	106
Other	9	11
Gross deferred tax assets	5,331	6,730
Valuation allowance	(2,729)	(4,429)
Deferred tax assets, net of valuation allowance	2,602	2,301

Deferred tax liabilities:
Property, plant, and equipment	(97)	(108)
Lease ROU assets	(92)	(93)
Other	(95)	(65)
Total deferred tax liabilities	(284)	(266)

Net deferred tax assets	$2,318	$2,035

Our tax loss and credit carryforwards (tax effected) at fiscal year end 2021 were as follows:

	Expiration Period
		Fiscal 2027
	Through	Through	No
	Fiscal 2026	Fiscal 2041	Expiration	Total

	(in millions)
U.S. Federal:
Net operating loss carryforwards	$40	$383	$56	$479
Tax credit carryforwards	54	112	—	166
U.S. State:
Net operating loss carryforwards	61	16	4	81
Tax credit carryforwards	15	—	7	22
Non-U.S.:
Net operating loss carryforwards	157	1,600	1,286	3,043
Capital loss carryforwards	—	3	42	45
Total tax loss and credit carryforwards	$327	$2,114	$1,395	$3,836

The valuation allowance for deferred tax assets of $2,729 million and $4,429 million at fiscal year end 2021 and 2020, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

capital loss, and credit carryforwards in various jurisdictions. During fiscal 2021, the valuation allowance decreased primarily as a result of a $1,295 million (tax effected) recovery of prior years’ net write-downs of investments in subsidiaries in certain jurisdictions, with a corresponding decrease to tax loss and credit carryforwards. In addition, as discussed above, a $327 million net reduction in valuation allowances was associated primarily with certain tax planning actions, as well as improved current and expected future operating profit and taxable income. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2021, certain subsidiaries had approximately $32 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2021, we had approximately $4.9 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to $0.7 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2021	2020	2019

	(in millions)
Balance at beginning of fiscal year	$414	$542	$566
Additions related to prior years tax positions	14	29	13
Reductions related to prior years tax positions	(77)	(87)	(101)
Additions related to current year tax positions	50	39	98
Current year acquisitions	4	—	—
Settlements	(9)	(12)	(2)
Reductions due to lapse of applicable statute of limitations	(37)	(97)	(32)
Balance at end of fiscal year	$359	$414	$542

The total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate were $378 million, $393 million, and $397 million at fiscal year end 2021, 2020, and 2019, respectively.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2021 and 2020, we had $53 million and $42 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2021, 2020, and 2019, we recognized income tax expense of $12 million, benefits of $1 million, and benefits of $14 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

As of fiscal year end 2021, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2016 through 2021
China	2011 through 2021
Czech Republic	2017 through 2021
France	2018 through 2021
Germany	2013 through 2021
Hong Kong	2015 through 2021
Ireland	2016 through 2021
Italy	2016 through 2021
Japan	2015 through 2021
Luxembourg	2016 through 2021
Mexico	2016 through 2021
Singapore	2016 through 2021
South Korea	2016 through 2021
Spain	2017 through 2021
Switzerland	2016 through 2021
Thailand	2019 through 2021
United Kingdom	2019 through 2021
U.S.—federal	2018 through 2021

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

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2021.

Other Income Tax Matters

Swiss Tax Reform

Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing in September 2018, and it was approved by public vote on May 19, 2019. Swiss Tax Reform eliminated certain preferential tax items and implemented new tax rates at both the federal and cantonal levels.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

17. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Basic	330	332	338
Dilutive impact of share-based compensation arrangements	3	—	2
Diluted	333	332	340

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

	Fiscal
	2021	2020	2019

	(in millions)
Antidilutive share options	—	3	1

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

Common Shares Held in Treasury

At fiscal year end 2021, approximately 9 million common shares were held in treasury, of which 4 million were owned by one of our subsidiaries. At fiscal year end 2020, approximately 8 million common shares were held in treasury, of which 5 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

In fiscal 2021, 2020, and 2019, our shareholders approved the cancellation of 3 million, 12 million, and 6 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

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

Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2021 and 2020, Swiss Contributed Surplus was CHF 4,902 million and CHF 5,513 million, respectively (equivalent to $3,905 million and $4,561 million, respectively).

Dividends

We paid cash dividends to shareholders of $1.96, $1.88, and $1.80 per share in fiscal 2021, 2020, and 2019, respectively.

Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Timing
March 2018	$1.76, payable in four quarterly installments of $0.44	Third quarter of fiscal 2018 Fourth quarter of fiscal 2018 First quarter of fiscal 2019 Second quarter of fiscal 2019
March 2019	$1.84, payable in four quarterly installments of $0.46	Third quarter of fiscal 2019 Fourth quarter of fiscal 2019 First quarter of fiscal 2020 Second quarter of fiscal 2020
March 2020	$1.92, payable in four quarterly installments of $0.48	Third quarter of fiscal 2020 Fourth quarter of fiscal 2020 First quarter of fiscal 2021 Second quarter of fiscal 2021
March 2021	$2.00, payable in four quarterly installments of $0.50	Third quarter of fiscal 2021 Fourth quarter of fiscal 2021 First quarter of fiscal 2022 Second quarter of fiscal 2022

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At fiscal year end 2021 and 2020, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $327 million and $317 million, respectively.

Share Repurchase Program

In both fiscal 2021 and 2019, our board of directors authorized increases of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Number of common shares repurchased	7	6	12
Repurchase value	$904	$505	$1,014

At fiscal year end 2021, we had $1.6 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign		Unrecognized	Gains (Losses)	Accumulated
	Currency		Pension and	on Cash	Other
	Translation		Postretirement	Flow	Comprehensive
	Adjustments(1)		Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2018	$236		$(452)	$(90)	$(306)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(115)		(295)	35	(375)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(2)	34	15	116
Income tax (expense) benefit	—		66	(4)	62
Other comprehensive income (loss), net of tax	(48)		(195)	46	(197)
Balance at fiscal year end 2019	188		(647)	(44)	(503)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(11)		8	58	55
Amounts reclassified from accumulated other comprehensive income (loss)	—		44	(13)	31
Income tax expense	—		(18)	(5)	(23)
Other comprehensive income (loss), net of tax	(11)		34	40	63
Less: other comprehensive income attributable to noncontrolling interests	(5)		—	—	(5)
Balance at fiscal year end 2020	172		(613)	(4)	(445)
Other comprehensive income (loss), net of tax:
Other comprehensive income before reclassifications	144		120	84	348
Amounts reclassified from accumulated other comprehensive income (loss)	—		62	(92)	(30)
Income tax (expense) benefit	—		(44)	5	(39)
Other comprehensive income (loss), net of tax	144		138	(3)	279
Less: other comprehensive income attributable to noncontrolling interests	(2)		—	—	(2)
Balance at fiscal year end 2021	$314		$(475)	$(7)	$(168)
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.
(2)	Represents net foreign currency translation adjustments reclassified as a result of the sale of the SubCom business. This net loss is included in income (loss) from discontinued operations on the Consolidated Statement of Operations. See Note 4 for additional information regarding the divestiture of SubCom.

20. Share Plans

Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2021, the 2007 Plan provided for a maximum of 70 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. A total of 12 million shares remained available for issuance under the 2007 Plan as of fiscal year end 2021.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation Expense

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Share-based compensation expense	$94	$74	$75

We recognized a related tax benefit associated with our share-based compensation arrangements of $19 million, $15 million, and $16 million in fiscal 2021, 2020, and 2019, respectively.

Restricted Share Awards

Restricted share awards, which are generally in the form of restricted share units, are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. All restrictions on an award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Recipients of restricted share units have no voting rights, but do receive dividend equivalents. For grants that vest through passage of time, the fair value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the closing value of our shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the management development and compensation committee of our board of directors.

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2020	1,419,427	$86.15
Granted	589,312	112.54
Vested	(518,894)	82.09
Forfeited	(173,200)	91.85
Nonvested at fiscal year end 2021	1,316,645	$96.03

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2021, 2020, and 2019 was $112.54, $92.94, and $77.77, respectively.

The total fair value of restricted share awards that vested during fiscal 2021, 2020, and 2019 was $43 million, $44 million, and $48 million, respectively.

As of fiscal year end 2021, there was $68 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Share Awards

Performance share awards, which are generally in the form of performance share units, are granted with pay-out subject to vesting requirements and certain performance conditions that are determined at the time of grant. Based on our performance, the pay-out of performance share units can range from 0% to 200% of the number of units originally granted. The grant-date fair value of performance share awards is expensed over the period of performance once achievement of the performance criteria is deemed probable. Recipients of performance share units have no voting rights but do receive dividend equivalents. Performance share awards generally vest after a period of three years as determined by the management development and compensation committee of our board of directors.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2020	514,245	$87.30
Granted	185,259	105.86
Vested	(99,024)	93.36
Forfeited	(74,409)	92.75
Outstanding at fiscal year end 2021	526,071	$88.99

The weighted-average grant-date fair value of performance share awards granted during fiscal 2021, 2020, and 2019 was $105.86, $83.30, and $71.38, respectively.

The total fair value of performance share awards that vested during fiscal 2021, 2020, and 2019 was $10 million, $20 million, and $30 million, respectively.

As of fiscal year end 2021, there was $21 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2020	6,657,716	$77.73
Granted	1,330,050	106.52
Exercised	(2,397,357)	69.29
Forfeited	(241,465)	92.44
Outstanding at fiscal year end 2021	5,348,944	$88.00	7.0	$300
Vested and expected to vest at fiscal year end 2021	5,157,695	$87.63	7.0	$291
Exercisable at fiscal year end 2021	2,181,837	$77.38	5.4	$145

The weighted-average exercise price of share option awards granted during fiscal 2021, 2020, and 2019 was $106.52, $93.39, and $76.91, respectively.

The total intrinsic value of options exercised during fiscal 2021, 2020, and 2019 was $49 million, $39 million, and $58 million, respectively. We received cash related to the exercise of options of $167 million, $55 million, and $85 million in fiscal 2021, 2020, and 2019, respectively.

As of fiscal year end 2021, there was $32 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2021	2020	2019
Weighted-average grant-date fair value	$22.21	$15.49	$13.40

Assumptions:
Expected share price volatility	28%	21%	20%
Risk-free interest rate	0.5%	1.7%	3.0%
Expected annual dividend per share	$1.92	$1.84	$1.76
Expected life of options (in years)	5.4	5.1	5.2

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales by segment and industry end market(1) were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Transportation Solutions:
Automotive	$6,379	$4,903	$5,686
Commercial transportation	1,467	1,051	1,221
Sensors	1,128	891	914
Total Transportation Solutions	8,974	6,845	7,821
Industrial Solutions:
Industrial equipment	1,397	1,098	1,242
Aerospace, defense, oil, and gas	1,035	1,201	1,306
Energy	738	717	699
Medical	674	697	707
Total Industrial Solutions	3,844	3,713	3,954
Communications Solutions:
Data and devices	1,198	973	993
Appliances	907	641	680
Total Communications Solutions	2,105	1,614	1,673
Total	$14,923	$12,172	$13,448
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region and segment were as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$3,570	$2,625	$3,099
Industrial Solutions	1,586	1,359	1,466
Communications Solutions	315	236	258
Total EMEA	5,471	4,220	4,823
Asia–Pacific:
Transportation Solutions	3,466	2,662	2,812
Industrial Solutions	703	604	625
Communications Solutions	1,205	980	964
Total Asia–Pacific	5,374	4,246	4,401
Americas:
Transportation Solutions	1,938	1,558	1,910
Industrial Solutions	1,555	1,750	1,863
Communications Solutions	585	398	451
Total Americas	4,078	3,706	4,224
Total	$14,923	$12,172	$13,448

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating income (loss) by segment was as follows:

	Fiscal
	2021	2020	2019

	(in millions)
Transportation Solutions	$1,526	$(93)	$1,226
Industrial Solutions	469	412	543
Communications Solutions	439	218	209
Total	$2,434	$537	$1,978

No single customer accounted for a significant amount of our net sales in fiscal 2021, 2020, or 2019.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Depreciation and amortization and capital expenditures were as follows:

	Depreciation and
	Amortization			Capital Expenditures
	Fiscal			Fiscal
	2021	2020	2019	2021	2020	2019

	(in millions)
Transportation Solutions	$512	$463	$442	$487	$365	$530
Industrial Solutions	189	184	181	121	139	145
Communications Solutions	68	64	67	82	56	74
Total	$769	$711	$690	$690	$560	$749

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2021	2020	2019

	(in millions)
Transportation Solutions	$5,791	$4,973	$4,781
Industrial Solutions	2,275	2,117	2,100
Communications Solutions	1,151	887	849
Total segment assets(1)	9,217	7,977	7,730
Other current assets	1,824	1,457	1,398
Other non-current assets	10,421	9,808	10,566
Total assets	$21,462	$19,242	$19,694
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2021	2020	2019	2021	2020	2019

	(in millions)
EMEA:
Switzerland	$3,616	$2,878	$3,251	$41	$79	$92
Germany	417	343	404	599	559	443
Other EMEA	1,438	999	1,168	937	871	851
Total EMEA	5,471	4,220	4,823	1,577	1,509	1,386
Asia–Pacific:
China	3,297	2,459	2,443	755	659	642
Other Asia–Pacific	2,077	1,787	1,958	377	418	449
Total Asia–Pacific	5,374	4,246	4,401	1,132	1,077	1,091
Americas:
U.S.	3,615	3,348	3,794	960	963	991
Other Americas	463	358	430	109	101	106
Total Americas	4,078	3,706	4,224	1,069	1,064	1,097
Total	$14,923	$12,172	$13,448	$3,778	$3,650	$3,574
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

22. Subsequent Event

Subsequent to fiscal year end 2021, TEGSA called for the early redemption of all of its outstanding 3.50% senior notes due in February 2022, representing $500 million aggregate principal amount. The notes were redeemed on November 3, 2021.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 24, 2021, September 25, 2020, and September 27, 2019

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2021:
Allowance for doubtful accounts receivable	$29	$15	$1	$(4)	$41
Valuation allowance on deferred tax assets	4,429	31	—	(1,731)	2,729

Fiscal 2020:
Allowance for doubtful accounts receivable	$25	$10	$(1)	$(5)	$29
Valuation allowance on deferred tax assets	4,970	493	—	(1,034)	4,429

Fiscal 2019:
Allowance for doubtful accounts receivable	$22	$9	$—	$(6)	$25
Valuation allowance on deferred tax assets	2,191	3,248	—	(469)	4,970