Form 10-Q
period 2021-12-24
TE Connectivity Ltd.
filed 2022-01-28
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 24, 2021
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

The number of common shares outstanding as of January 21, 2022 was 325,575,225.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions, except per share data)
Net sales	$3,818	$3,522
Cost of sales	2,588	2,376
Gross margin	1,230	1,146
Selling, general, and administrative expenses	363	361
Research, development, and engineering expenses	175	162
Acquisition and integration costs	8	8
Restructuring and other charges, net	12	167
Operating income	672	448
Interest income	2	3
Interest expense	(12)	(15)
Other income (expense), net	15	(1)
Income from continuing operations before income taxes	677	435
Income tax expense	(110)	(60)
Income from continuing operations	567	375
Income (loss) from discontinued operations, net of income taxes	(1)	6
Net income	$566	$381

Basic earnings per share:
Income from continuing operations	$1.73	$1.13
Income from discontinued operations	—	0.02
Net income	1.73	1.15

Diluted earnings per share:
Income from continuing operations	$1.72	$1.13
Income from discontinued operations	—	0.02
Net income	1.72	1.14

Weighted-average number of shares outstanding:
Basic	327	331
Diluted	330	333

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Net income	$566	$381
Other comprehensive income:
Currency translation	18	111
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	4	6
Gains on cash flow hedges, net of income taxes	1	29
Other comprehensive income	23	146
Comprehensive income	589	527
Less: comprehensive (income) loss attributable to noncontrolling interests	6	(6)
Comprehensive income attributable to TE Connectivity Ltd.	$595	$521

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 24,	September 24,
	2021	2021

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$982	$1,203
Accounts receivable, net of allowance for doubtful accounts of $41	2,844	2,928
Inventories	2,845	2,511
Prepaid expenses and other current assets	573	621
Total current assets	7,244	7,263
Property, plant, and equipment, net	3,827	3,778
Goodwill	5,503	5,590
Intangible assets, net	1,509	1,549
Deferred income taxes	2,513	2,499
Other assets	813	783
Total assets	$21,409	$21,462
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$484	$503
Accounts payable	1,964	1,911
Accrued and other current liabilities	1,826	2,242
Total current liabilities	4,274	4,656
Long-term debt	3,519	3,589
Long-term pension and postretirement liabilities	1,119	1,139
Deferred income taxes	192	181
Income taxes	331	302
Other liabilities	846	847
Total liabilities	10,281	10,714
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	108	114
Shareholders' equity:
Common shares, CHF 0.57 par value, 336,099,881 shares authorized and issued	148	148
Accumulated earnings	12,285	11,709
Treasury shares, at cost, 9,911,977 and 9,060,919 shares, respectively	(1,274)	(1,055)
Accumulated other comprehensive loss	(139)	(168)
Total shareholders' equity	11,020	10,634
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,409	$21,462

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended December 24, 2021
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 24, 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	566	—	566
Other comprehensive income	—	—	—	—	—	—	29	29
Share-based compensation expense	—	—	—	—	32	—	—	32
Exercise of share options	—	—	—	22	—	—	—	22
Restricted share award vestings and other activity	—	—	1	5	(32)	10	—	(17)
Repurchase of common shares	—	—	(2)	(246)	—	—	—	(246)
Balance at December 24, 2021	336	$148	(10)	$(1,274)	$—	$12,285	$(139)	$11,020

	For the Quarter Ended December 25, 2020
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 25, 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net income	—	—	—	—	—	381	—	381
Other comprehensive income	—	—	—	—	—	—	140	140
Share-based compensation expense	—	—	—	—	19	—	—	19
Exercise of share options	—	—	1	75	—	—	—	75
Restricted share award vestings and other activity	—	—	—	66	(19)	(57)	—	(10)
Repurchase of common shares	—	—	(1)	(127)	—	—	—	(127)
Balance at December 25, 2020	339	$149	(8)	$(655)	$—	$10,672	$(305)	$9,861

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income	$566	$381
(Income) loss from discontinued operations, net of income taxes	1	(6)
Income from continuing operations	567	375
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	198	187
Deferred income taxes	4	(42)
Non-cash lease cost	31	30
Provision for losses on accounts receivable and inventories	33	6
Share-based compensation expense	32	19
Other	(9)	21
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	148	(299)
Inventories	(264)	(145)
Prepaid expenses and other current assets	52	(87)
Accounts payable	15	349
Accrued and other current liabilities	(285)	88
Income taxes	34	17
Other	(24)	121
Net cash provided by operating activities	532	640
Cash flows from investing activities:
Capital expenditures	(172)	(142)
Proceeds from sale of property, plant, and equipment	54	1
Acquisition of businesses, net of cash acquired	(100)	(107)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	16	—
Other	3	2
Net cash used in investing activities	(199)	(246)
Cash flows from financing activities:
Net increase in commercial paper	479	—
Repayment of debt	(555)	(30)
Proceeds from exercise of share options	22	75
Repurchase of common shares	(304)	(119)
Payment of common share dividends to shareholders	(163)	(159)
Other	(31)	(19)
Net cash used in financing activities	(552)	(252)
Effect of currency translation on cash	(2)	11
Net increase (decrease) in cash, cash equivalents, and restricted cash	(221)	153
Cash, cash equivalents, and restricted cash at beginning of period	1,203	945
Cash, cash equivalents, and restricted cash at end of period	$982	$1,098

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

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2022 and fiscal 2021 are to our fiscal years ending September 30, 2022 and ended September 24, 2021, respectively.

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Restructuring charges, net	$21	$149
(Gain) loss on divestitures and impairment of held for sale businesses	(9)	17
Other charges, net	—	1
Restructuring and other charges, net	$12	$167

Net restructuring and related charges by segment were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Transportation Solutions	$5	$118
Industrial Solutions	8	20
Communications Solutions	8	11
Restructuring charges, net	21	149
Plus: charges included in cost of sales(1)	12	—
Restructuring and related charges, net	$33	$149
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 24,		Changes in	Cash	Non-Cash	Currency	December 24,
	2021	Charges	Estimate	Payments	Items	Translation	2021

	(in millions)
Fiscal 2022 Actions:
Employee severance	$—	$15	$—	$(1)	$—	$—	$14
Property, plant, and equipment and inventories	—	18	—	—	(18)	—	—
Total	—	33	—	(1)	(18)	—	14
Fiscal 2021 Actions:
Employee severance	152	1	—	(29)	—	(5)	119
Facility and other exit costs	2	1	—	(1)	—	—	2
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	154	4	—	(30)	(2)	(5)	121
Pre-Fiscal 2021 Actions:
Employee severance	135	—	(6)	(12)	—	(3)	114
Facility and other exit costs	15	2	—	(3)	—	—	14
Total	150	2	(6)	(15)	—	(3)	128
Total Activity	$304	$39	$(6)	$(46)	$(20)	$(8)	$263

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. During the quarter ended December 24, 2021, we recorded restructuring and related charges of $33 million in connection with this program. We expect to complete all restructuring actions commenced during the quarter ended December 24, 2021 by the end of fiscal 2024 and anticipate that any additional charges will be insignificant.

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during the quarters ended December 24, 2021 and December 25, 2020, we recorded restructuring charges of $4 million and $142 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2021 by the end of fiscal 2023 and to incur additional charges of approximately $12 million related to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2021 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$131	$125	$6
Industrial Solutions	53	50	3
Communications Solutions	27	24	3
Total	$211	$199	$12

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2021 Actions

During the quarters ended December 24, 2021 and December 25, 2020, we recorded net restructuring credits of $4 million and charges of $7 million, respectively, related to pre-fiscal 2021 actions. We expect additional charges related to pre-fiscal 2021 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 24,	September 24,
	2021	2021

	(in millions)
Accrued and other current liabilities	$208	$236
Other liabilities	55	68
Restructuring reserves	$263	$304

3. Acquisitions

During the quarter ended December 24, 2021, we acquired one business for a cash purchase price of $125 million, net of cash acquired. The acquisition was reported as part of our Communications Solutions segment from the date of acquisition.

We acquired one business for a cash purchase price of $106 million, net of cash acquired, during the quarter ended December 25, 2020. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	December 24,	September 24,
	2021	2021

	(in millions)
Raw materials	$423	$320
Work in progress	1,134	991
Finished goods	1,288	1,200
Inventories	$2,845	$2,511

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 24, 2021(1)	$1,549	$3,446	$595	$5,590
Acquisition	—	—	78	78
Purchase price adjustments	—	(103)	—	(103)
Currency translation and other	(20)	(36)	(6)	(62)
December 24, 2021(1)	$1,529	$3,307	$667	$5,503
(1)	At December 24, 2021 and September 24, 2021, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the quarter ended December 24, 2021, we recognized goodwill in the Communications Solutions segment in connection with a recent acquisition. Also during the quarter ended December 24, 2021, we recognized purchase price adjustments in the Industrial Solutions segment in connection with prior year acquisitions, including two acquisitions that closed late in the fourth quarter of fiscal 2021. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	December 24, 2021			September 24, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,766	$(680)	$1,086	$1,766	$(660)	$1,106
Intellectual property	1,262	(852)	410	1,262	(832)	430
Other	19	(6)	13	19	(6)	13
Total	$3,047	$(1,538)	$1,509	$3,047	$(1,498)	$1,549

Intangible asset amortization expense was $48 million for the quarters ended December 24, 2021 and December 25, 2020.

At December 24, 2021, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2022	$150
Fiscal 2023	199
Fiscal 2024	167
Fiscal 2025	151
Fiscal 2026	145
Fiscal 2027	124
Thereafter	573
Total	$1,509

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

7. Debt

During the quarter ended December 24, 2021, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, called for the early redemption of all of its outstanding 3.50% senior notes due in February 2022, representing $500 million aggregate principal amount. The notes were redeemed in November 2021.

As of December 24, 2021, TEGSA had $479 million of commercial paper outstanding at a weighted-average interest rate of 0.25%. TEGSA had no commercial paper outstanding at September 24, 2021.

The fair value of our debt, based on indicative valuations, was approximately $4,343 million and $4,465 million at December 24, 2021 and September 24, 2021, respectively.

8. Leases

The components of lease cost were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Operating lease cost	$31	$30
Variable lease cost	12	11
Total lease cost	$43	$41

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$34	$30

Right-of-use assets, including modifications and extensions, obtained in exchange for operating lease liabilities	36	22
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 24, 2021, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $46 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At December 24, 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $132 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $118 million as of December 24, 2021 and are expected to expire at various dates through fiscal 2025. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €500 million and €700 million at December 24, 2021 and September 24, 2021, respectively. Certain contracts were terminated in the quarter ended December 24, 2021; the remaining contracts mature in the fourth quarter of fiscal 2022. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.32% per annum. Upon maturity, we will pay the notional value of the contracts in

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 24,	September 24,
	2021	2021

	(in millions)
Prepaid expenses and other current assets	$4	$—
Other liabilities	—	20

At December 24, 2021 and September 24, 2021, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Losses recorded in other comprehensive income (loss)	$(3)	$(4)
Gains (losses) excluded from the hedging relationship(1)	29	(40)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,055 million and $3,798 million at December 24, 2021 and September 24, 2021, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,576 million and $1,430 million at December 24, 2021 and September 24, 2021, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.67% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2025, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 24,	September 24,
	2021	2021

	(in millions)
Prepaid expenses and other current assets	$6	$3
Other assets	29	18
Accrued and other current liabilities	—	13
Other liabilities	9	18

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$108	$(168)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	37	(85)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate Risk Management

We utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. These contracts had an aggregate notional value of $450 million at December 24, 2021 and September 24, 2021 and were designated as cash flow hedges. These forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 24,	September 24,
	2021	2021

	(in millions)
Prepaid expenses and other current assets	$8	$7
Accrued and other current liabilities	37	38

The impacts of these forward starting interest rate swap contracts were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Gains recorded in other comprehensive income (loss)	$2	$13

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $545 million and $512 million at December 24, 2021 and September 24, 2021, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 24,	September 24,
	2021	2021

	(in millions)
Prepaid expenses and other current assets	$18	$23
Other assets	1	—
Accrued and other current liabilities	13	18
Other liabilities	1	4

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of these commodity swap contracts were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Gains recorded in other comprehensive income (loss)	$15	$37
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	15	15

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 24,	December 25,	December 24,	December 25,
	2021	2020	2021	2020

	(in millions)
Operating expense:
Service cost	$10	$12	$2	$3
Other (income) expense:
Interest cost	9	7	7	8
Expected return on plan assets	(15)	(14)	(12)	(13)
Amortization of net actuarial loss	6	8	1	2
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost (credit)	$9	$12	$(2)	$—

During the quarter ended December 24, 2021, we contributed $9 million to our non-U.S. pension plans.

12. Income Taxes

We recorded income tax expense of $110 million and $60 million for the quarters ended December 24, 2021 and December 25, 2020, respectively. The income tax expense for the quarter ended December 24, 2021 included a $17 million income tax benefit related to the tax impacts of an intercompany transaction. Our estimated annual effective tax rate for fiscal 2022 includes a total income tax benefit of approximately $75 million related to this transaction, with a portion recognized in the quarter ended December 24, 2021 and the remainder to be recognized in the remaining quarters of fiscal 2022. In addition, the income tax expense for the quarter ended December 24, 2021 included $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during the quarter ended December 24, 2021. The income tax expense for the quarter ended December 25, 2020 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $100 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 24, 2021.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Basic	327	331
Dilutive impact of share-based compensation arrangements	3	2
Diluted	330	333

For the quarter ended December 24, 2021, one million share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

14. Shareholders’ Equity

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020
Dividends paid per common share	$0.50	$0.48

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At December 24, 2021 and September 24, 2021, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $163 million and $327 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Number of common shares repurchased	2	1
Repurchase value	$246	$127

At December 24, 2021, we had $1.3 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Share-based compensation expense	$32	$19

As of December 24, 2021, there was $214 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.2 years.

During the quarter ended December 24, 2021, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.8	$37.67
Restricted share awards	0.3	158.00
Performance share awards	0.1	158.00

As of December 24, 2021, we had 11 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	29%
Risk-free interest rate	1.1%
Expected annual dividend per share	$2.00
Expected life of options (in years)	5.1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Transportation Solutions:
Automotive	$1,520	$1,629
Commercial transportation	365	331
Sensors	273	264
Total Transportation Solutions	2,158	2,224
Industrial Solutions:
Industrial equipment	462	295
Aerospace, defense, oil, and gas	242	250
Energy	188	172
Medical	167	156
Total Industrial Solutions	1,059	873
Communications Solutions:
Data and devices	349	234
Appliances	252	191
Total Communications Solutions	601	425
Total	$3,818	$3,522
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$771	$894
Industrial Solutions	452	358
Communications Solutions	91	64
Total EMEA	1,314	1,316
Asia–Pacific:
Transportation Solutions	928	876
Industrial Solutions	209	163
Communications Solutions	333	254
Total Asia–Pacific	1,470	1,293
Americas:
Transportation Solutions	459	454
Industrial Solutions	398	352
Communications Solutions	177	107
Total Americas	1,034	913
Total	$3,818	$3,522
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Transportation Solutions	$395	$308
Industrial Solutions	123	76
Communications Solutions	154	64
Total	$672	$448

17. Subsequent Event

On December 27, 2021, the canton of Schaffhausen in Switzerland enacted a reduction to its corporate income tax rate. We expect to recognize approximately $25 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rate in the quarter ending March 25, 2022, the period of enactment.

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

The first quarter of fiscal 2022 included the following:

●	Our net sales increased 8.4% in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021 due to sales growth in the Industrial Solutions and Communications Solutions segments, partially offset by sales declines in the Transportation Solutions segment. On an organic basis, our net sales increased 8.0% during the first quarter of fiscal 2022 as compared to the same period of fiscal 2021.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 3.0% in the first quarter of fiscal 2022 due primarily to sales declines in the automotive end market.
●	Industrial Solutions—Our net sales increased 21.3% in the first quarter of fiscal 2022 primarily as a result of sales increases in the industrial equipment end market.
●	Communications Solutions—Our net sales increased 41.4% in the first quarter of fiscal 2022 due to sales increases in both the data and devices and the appliances end markets.
●	Net cash provided by operating activities was $532 million in the first quarter of fiscal 2022.

COVID-19 Pandemic

The COVID-19 pandemic has affected nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a negative impact on certain of our businesses in fiscal 2021. The pandemic has not had a significant impact on our ability to staff our operations, and we do not expect that it will continue to have a significant impact on our businesses in the near term. Throughout our operations, we implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

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

In response to the pandemic and resulting economic environment, we have taken and continue to focus on actions to manage costs. These include restructuring and other cost reduction initiatives, such as reducing discretionary spending and travel. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

Outlook

In the second quarter of fiscal 2022, we expect our net sales to be approximately $3.8 billion as compared to $3.7 billion in the second quarter of fiscal 2021. This increase reflects sales growth in the Industrial Solutions and Communications Solutions segments, partially offset by sales declines in the Transportation Solutions segment driven primarily by an approximate 5% decline in global automotive production. We expect diluted earnings per share from continuing operations to be approximately $1.52 per share in the second quarter of fiscal 2022. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $111 million and $0.03 per share, respectively, in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. This outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

On December 27, 2021, the canton of Schaffhausen in Switzerland enacted a reduction to its corporate income tax rate. We expect to recognize approximately $25 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rate in the second quarter of fiscal 2022, the period of enactment. This income tax charge is reflected in the above outlook.

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

Acquisition

During the first quarter of fiscal 2022, we acquired one business for a cash purchase price of $125 million, net of cash acquired. The acquisition was reported as part of our Communications Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 24,		December 25,
	2021		2020

	($ in millions)
Transportation Solutions	$2,158	56%	$2,224	63%
Industrial Solutions	1,059	28	873	25
Communications Solutions	601	16	425	12
Total	$3,818	100%	$3,522	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 24, 2021
	versus Net Sales for the Quarter Ended December 25, 2020
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$(66)	(3.0)%	$(42)	(1.8)%	$(24)	$—
Industrial Solutions	186	21.3	154	17.6	(20)	52
Communications Solutions	176	41.4	172	40.2	(1)	5
Total	$296	8.4%	$284	8.0%	$(45)	$57

Net sales increased $296 million, or 8.4%, in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. The increase in net sales resulted from organic net sales growth of 8.0% and net sales contributions of 1.7% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 1.3% due to the weakening of certain foreign currencies. Pricing actions positively affected organic net sales by $52 million in the first quarter of fiscal 2022.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2022.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 24,		December 25,
	2021		2020

	($ in millions)
EMEA	$1,314	34%	$1,316	37%
Asia–Pacific	1,470	39	1,293	37
Americas	1,034	27	913	26
Total	$3,818	100%	$3,522	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 24, 2021
	versus Net Sales for the Quarter Ended December 25, 2020
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth		Translation	(Divestitures)

	($ in millions)
EMEA	$(2)	(0.2)%	$6	0.3%	$(44)	$36
Asia–Pacific	177	13.7	164	12.6	—	13
Americas	121	13.3	114	12.5	(1)	8
Total	$296	8.4%	$284	8.0%	$(45)	$57

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Cost of sales	$2,588	$2,376	$212
As a percentage of net sales	67.8%	67.5%

Gross margin	$1,230	$1,146	$84
As a percentage of net sales	32.2%	32.5%

Gross margin increased $84 million in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021. The increase was primarily a result of higher volume and, to a lesser degree, the positive impacts of pricing actions, partially offset by higher material costs.

We use a wide variety of raw materials in the manufacture of our products and cost of sales and gross margin are subject to variability in raw material prices. As markets recover from the COVID-19 pandemic, increases in consumer demand have led to shortages and price increases in some of our input materials. During the past several quarters, copper, gold, silver, and palladium prices as well as the prices of certain other raw materials have increased from prior year levels. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the
		Quarters Ended
		December 24,	December 25,
	Measure	2021	2020
Copper	Lb.	$3.80	$2.88
Gold	Troy oz.	1,797	1,599
Silver	Troy oz.	23.56	19.70
Palladium	Troy oz.	2,356	2,137

We expect to purchase approximately 220 million pounds of copper, 125,000 troy ounces of gold, 2.9 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2022.

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Selling, general, and administrative expenses	$363	$361	$2
As a percentage of net sales	9.5%	10.2%

Restructuring and other charges, net	$12	$167	$(155)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased slightly in the first quarter of fiscal 2022 from the first quarter of fiscal 2021 due primarily to increased selling expenses to support higher sales levels, largely offset by a gain on the sale of real estate.

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

During fiscal 2022 and 2021, we initiated restructuring programs associated with footprint consolidation and cost structure improvements across all segments. We incurred net restructuring and related charges of $33 million during the first quarter of fiscal 2022, of which $12 million was recorded in cost of sales. Annualized cost savings related to the fiscal 2022 actions commenced during the first quarter of fiscal 2022 are expected to be approximately $28 million and are expected to be realized by the end of fiscal 2024. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2022, we expect total restructuring charges to be approximately $150 million and total spending, which will be funded with cash from operations, to be approximately $190 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Operating income	$672	$448	$224
Operating margin	17.6%	12.7%

Operating income included the following:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$8
Charges associated with the amortization of acquisition-related fair value adjustments	8	1
	16	9
Restructuring and other charges, net	12	167
Restructuring-related charges recorded in cost of sales	12	—
Total	$40	$176

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Income tax expense	$110	$60	$50
Effective tax rate	16.2%	13.8%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the first quarters of fiscal 2022 and 2021.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 24,		December 25,
	2021		2020

	($ in millions)
Automotive	$1,520	70%	$1,629	73%
Commercial transportation	365	17	331	15
Sensors	273	13	264	12
Total	$2,158	100%	$2,224	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 24, 2021
	versus Net Sales for the Quarter Ended December 25, 2020
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Automotive	$(109)	(6.7)%	$(91)	(5.6)%	$(18)
Commercial transportation	34	10.3	36	10.8	(2)
Sensors	9	3.4	13	4.8	(4)
Total	$(66)	(3.0)%	$(42)	(1.8)%	$(24)

Net sales in the Transportation Solutions segment decreased $66 million, or 3.0%, in the first quarter of fiscal 2022 from the first quarter of fiscal 2021 due to organic net sales declines of 1.8% and the negative impact of foreign currency translation of 1.2%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 5.6% in the first quarter of fiscal 2022 with declines of 17.4% in the EMEA region and 5.4% in the Americas region, partially offset by growth of 5.6% in the Asia–Pacific region. Our overall net sales decreased due to declines in global automotive production; however, our sales decreased at a lesser rate than automotive production as a result of increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 10.8% in the first quarter of fiscal 2022 primarily as a result of market growth in the EMEA and Americas regions and content gains.
●	Sensors—Our organic net sales increased 4.8% in the first quarter of fiscal 2022 due primarily to growth in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Operating income	$395	$308	$87
Operating margin	18.3%	13.8%

Operating income in the Transportation Solutions segment increased $87 million in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021. Excluding the items below, operating income decreased primarily as a result of higher material costs and lower volume, partially offset by the positive impacts of pricing actions.

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$3	$4
Charges associated with the amortization of acquisition-related fair value adjustments	—	1
	3	5
Restructuring and other charges, net	(6)	118
Total	$(3)	$123

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 24,		December 25,
	2021		2020

	($ in millions)
Industrial equipment	$462	44%	$295	34%
Aerospace, defense, oil, and gas	242	22	250	28
Energy	188	18	172	20
Medical	167	16	156	18
Total	$1,059	100%	$873	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 24, 2021
	versus Net Sales for the Quarter Ended December 25, 2020
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Industrial equipment	$167	56.6%	$119	39.7%	$(12)	$60
Aerospace, defense, oil, and gas	(8)	(3.2)	(6)	(2.5)	(3)	1
Energy	16	9.3	29	16.7	(4)	(9)
Medical	11	7.1	12	7.7	(1)	—
Total	$186	21.3%	$154	17.6%	$(20)	$52

In the Industrial Solutions segment, net sales increased $186 million, or 21.3%, in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 due to organic net sales growth of 17.6% and net sales contributions of 6.0% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 2.3%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 39.7% in the first quarter of fiscal 2022 due to growth in all regions primarily as a result of strength in factory automation and controls applications.
●	Aerospace, defense, oil, and gas—Our organic net sales decreased 2.5% in the first quarter of fiscal 2022 due to declines in the oil and gas and the defense markets, partially offset by growth in the commercial aerospace market.
●	Energy—Our organic net sales increased 16.7% in the first quarter of fiscal 2022 with growth across all regions and continued strength in renewable energy applications.
●	Medical—Our organic net sales increased 7.7% in the first quarter of fiscal 2022 primarily as a result of market growth attributable to increases in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Operating income	$123	$76	$47
Operating margin	11.6%	8.7%

Operating income in the Industrial Solutions segment increased $47 million in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021. Excluding the items below, operating income increased primarily as a result of higher volume.

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$4	$4
Charges associated with the amortization of acquisition-related fair value adjustments	8	—
	12	4
Restructuring and other charges, net	10	38
Restructuring-related charges recorded in cost of sales	12	—
Total	$34	$42

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 24,		December 25,
	2021		2020

	($ in millions)
Data and devices	$349	58%	$234	55%
Appliances	252	42	191	45
Total	$601	100%	$425	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 24, 2021
	versus Net Sales for the Quarter Ended December 25, 2020
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisition

	($ in millions)
Data and devices	$115	49.1%	$111	47.5%	$(1)	$5
Appliances	61	31.9	61	31.9	—	—
Total	$176	41.4%	$172	40.2%	$(1)	$5

Net sales in the Communications Solutions segment increased $176 million, or 41.4%, in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 due primarily to organic net sales growth of 40.2%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 47.5% in the first quarter of fiscal 2022 primarily as a result of market strength and growth in high-speed cloud applications.
●	Appliances—Our organic net sales increased 31.9% in the first quarter of fiscal 2022 due to sales growth in all regions attributable primarily to market improvements and share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020	Change

	($ in millions)
Operating income	$154	$64	$90
Operating margin	25.6%	15.1%

Operating income in the Communications Solutions segment increased $90 million in the first quarter of fiscal 2022 as compared to the same period of fiscal 2021. Excluding the items below, operating income increased due primarily to higher volume.

	For the
	Quarters Ended
	December 24,	December 25,
	2021	2020

	(in millions)
Acquisition and integration costs	$1	$—
Restructuring and other charges, net	8	11
Total	$9	$11

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including any further developments related to the COVID-19 pandemic. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first quarter of fiscal 2022, net cash provided by operating activities decreased $108 million to $532 million from $640 million in the first quarter of fiscal 2021. The decrease resulted primarily from the impact of higher incentive compensation payments and increased inventory levels to meet anticipated customer demand, partially offset by higher pre-tax income. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2022 and 2021 was $71 million and $85 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $172 million and $142 million in the first quarters of fiscal 2022 and 2021, respectively. We expect fiscal 2022 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2022, we acquired one business for a cash purchase price of $125 million, net of cash acquired. We acquired one business for a cash purchase price of $106 million, net of cash acquired, during the first quarter of fiscal 2021. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at December 24, 2021 and September 24, 2021 was $4,003 million and $4,092 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the first quarter of fiscal 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, called for the early redemption of all of its outstanding 3.50% senior notes due in February 2022, representing $500 million aggregate principal amount. The notes were redeemed in November 2021.

As of December 24, 2021, TEGSA had $479 million of commercial paper outstanding at a weighted-average interest rate of 0.25%. TEGSA had no commercial paper outstanding at September 24, 2021.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 24, 2021 or September 24, 2021.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 24, 2021, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $163 million and $159 million in the first quarters of fiscal 2022 and 2021, respectively.

We repurchased approximately two million of our common shares for $246 million and approximately one million of our common shares for $127 million under the share repurchase program during the first quarters of fiscal 2022 and 2021, respectively. At December 24, 2021, we had $1.3 billion of availability remaining under our share repurchase authorization.

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

	December 24,	September 24,
	2021	2021

	(in millions)
Balance Sheet Data:
Total current assets	$135	$452
Total noncurrent assets(1)	3,865	1,829

Total current liabilities	815	1,144
Total noncurrent liabilities(2)	14,811	12,443
(1)	Includes $3,835 million and $1,810 million as of December 24, 2021 and September 24, 2021, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $11,298 million and $8,832 million as of December 24, 2021 and September 24, 2021, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Quarter Ended	Fiscal Year Ended
	December 24,	September 24,
	2021	2021

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(20)	$(485)
Net loss	(20)	(479)

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

At December 24, 2021, we had outstanding letters of credit, letters of guarantee, and surety bonds of $132 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $118 million as of December 24, 2021 and are expected to expire at various dates through fiscal 2025. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021. There were no significant changes to this information during the first quarter of fiscal 2022.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2022. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 24, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 24, 2021.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 24, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 24, 2021, except as set forth below. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021 for additional information regarding legal proceedings.

During fiscal 2021, we determined that the Silicon Microstructures, Inc. (“SMI”) manufacturing site in Milpitas, California historically miscalculated and inaccurately reported its sulfur hexafluoride (SF6) emissions prior to our acquisition of SMI. This was the result of using insufficient air emissions control equipment. The site voluntarily disclosed the matter to the applicable state and local authorities in March 2021. We continue to fully cooperate with the authorities to ensure a satisfactory resolution of the matter. We may face monetary sanctions, although we do not anticipate such claims will have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended December 24, 2021:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
September 25–October 22, 2021	606,466	$143.95	605,800	$1,503,530,133
October 23–November 26, 2021	696,004	157.99	576,000	1,413,296,836
November 27–December 24, 2021	508,700	157.08	437,400	1,344,652,772
Total	1,811,170	$153.03	1,619,200
(1)	These columns include the following transactions which occurred during the quarter ended December 24, 2021:
(i)	the acquisition of 191,970 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,619,200 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(1)(2)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(2)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)

*Filed herewith

**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2022