Form 10-Q
period 2022-03-25
TE Connectivity Ltd.
filed 2022-04-29
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2022
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

The number of common shares outstanding as of April 22, 2022 was 322,173,819.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions, except per share data)
Net sales	$4,007	$3,738	$7,825	$7,260
Cost of sales	2,670	2,528	5,258	4,904
Gross margin	1,337	1,210	2,567	2,356
Selling, general, and administrative expenses	416	401	779	762
Research, development, and engineering expenses	185	174	360	336
Acquisition and integration costs	10	6	18	14
Restructuring and other charges, net	21	17	33	184
Operating income	705	612	1,377	1,060
Interest income	4	8	6	11
Interest expense	(18)	(13)	(30)	(28)
Other income, net	5	4	20	3
Income from continuing operations before income taxes	696	611	1,373	1,046
Income tax expense	(136)	(106)	(246)	(166)
Income from continuing operations	560	505	1,127	880
Income (loss) from discontinued operations, net of income taxes	—	1	(1)	7
Net income	$560	$506	$1,126	$887

Basic earnings per share:
Income from continuing operations	$1.72	$1.53	$3.46	$2.66
Income from discontinued operations	—	—	—	0.02
Net income	1.72	1.53	3.45	2.68

Diluted earnings per share:
Income from continuing operations	$1.71	$1.51	$3.44	$2.64
Income from discontinued operations	—	—	—	0.02
Net income	1.71	1.51	3.43	2.66

Weighted-average number of shares outstanding:
Basic	325	331	326	331
Diluted	327	334	328	333

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Net income	$560	$506	$1,126	$887
Other comprehensive income:
Currency translation	(9)	21	9	132
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	4	6	8	12
Gains on cash flow hedges, net of income taxes	46	28	47	57
Other comprehensive income	41	55	64	201
Comprehensive income	601	561	1,190	1,088
Less: comprehensive (income) loss attributable to noncontrolling interests	1	4	7	(2)
Comprehensive income attributable to TE Connectivity Ltd.	$602	$565	$1,197	$1,086

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 25,	September 24,
	2022	2021

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$749	$1,203
Accounts receivable, net of allowance for doubtful accounts of $50 and $41, respectively	3,068	2,928
Inventories	2,999	2,511
Prepaid expenses and other current assets	601	621
Total current assets	7,417	7,263
Property, plant, and equipment, net	3,817	3,778
Goodwill	5,463	5,590
Intangible assets, net	1,441	1,549
Deferred income taxes	2,466	2,499
Other assets	847	783
Total assets	$21,451	$21,462
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$610	$503
Accounts payable	1,986	1,911
Accrued and other current liabilities	2,450	2,242
Total current liabilities	5,046	4,656
Long-term debt	3,441	3,589
Long-term pension and postretirement liabilities	1,103	1,139
Deferred income taxes	185	181
Income taxes	318	302
Other liabilities	809	847
Total liabilities	10,902	10,714
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	107	114
Shareholders' equity:
Common shares, CHF 0.57 par value, 336,099,881 shares authorized and issued	148	148
Accumulated earnings	12,160	11,709
Treasury shares, at cost, 13,281,156 and 9,060,919 shares, respectively	(1,769)	(1,055)
Accumulated other comprehensive loss	(97)	(168)
Total shareholders' equity	10,442	10,634
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,451	$21,462

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended March 25, 2022
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at December 24, 2021	336	$148	(10)	$(1,274)	$—	$12,285	$(139)	$11,020
Net income	—	—	—	—	—	560	—	560
Other comprehensive income	—	—	—	—	—	—	42	42
Share-based compensation expense	—	—	—	—	28	—	—	28
Dividends	—	—	—	—	—	(722)	—	(722)
Exercise of share options	—	—	—	8	—	—	—	8
Restricted share award vestings and other activity	—	—	—	3	(28)	37	—	12
Repurchase of common shares	—	—	(3)	(506)	—	—	—	(506)
Balance at March 25, 2022	336	$148	(13)	$(1,769)	$—	$12,160	$(97)	$10,442

	For the Six Months Ended March 25, 2022
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 24, 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	1,126	—	1,126
Other comprehensive income	—	—	—	—	—	—	71	71
Share-based compensation expense	—	—	—	—	60	—	—	60
Dividends	—	—	—	—	—	(722)	—	(722)
Exercise of share options	—	—	—	30	—	—	—	30
Restricted share award vestings and other activity	—	—	1	8	(60)	47	—	(5)
Repurchase of common shares	—	—	(5)	(752)	—	—	—	(752)
Balance at March 25, 2022	336	$148	(13)	$(1,769)	$—	$12,160	$(97)	$10,442

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended March 26, 2021
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at December 25, 2020	339	$149	(8)	$(655)	$—	$10,672	$(305)	$9,861
Net income	—	—	—	—	—	506	—	506
Other comprehensive income	—	—	—	—	—	—	59	59
Share-based compensation expense	—	—	—	—	30	—	—	30
Dividends	—	—	—	—	—	(661)	—	(661)
Exercise of share options	—	—	1	44	—	—	—	44
Restricted share award vestings and other activity	—	—	—	18	(30)	24	—	12
Repurchase of common shares	—	—	(2)	(182)	—	—	—	(182)
Balance at March 26, 2021	339	$149	(9)	$(775)	$—	$10,541	$(246)	$9,669

	For the Six Months Ended March 26, 2021
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 25, 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net income	—	—	—	—	—	887	—	887
Other comprehensive income	—	—	—	—	—	—	199	199
Share-based compensation expense	—	—	—	—	49	—	—	49
Dividends	—	—	—	—	—	(661)	—	(661)
Exercise of share options	—	—	2	119	—	—	—	119
Restricted share award vestings and other activity	—	—	—	84	(49)	(33)	—	2
Repurchase of common shares	—	—	(3)	(309)	—	—	—	(309)
Balance at March 26, 2021	339	$149	(9)	$(775)	$—	$10,541	$(246)	$9,669

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 25,	March 26,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$1,126	$887
(Income) loss from discontinued operations, net of income taxes	1	(7)
Income from continuing operations	1,127	880
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	392	380
Deferred income taxes	42	(48)
Non-cash lease cost	64	59
Provision for losses on accounts receivable and inventories	68	22
Share-based compensation expense	60	49
Other	4	(20)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(57)	(567)
Inventories	(411)	(212)
Prepaid expenses and other current assets	36	(30)
Accounts payable	15	510
Accrued and other current liabilities	(305)	125
Income taxes	27	34
Other	(117)	38
Net cash provided by operating activities	945	1,220
Cash flows from investing activities:
Capital expenditures	(351)	(284)
Proceeds from sale of property, plant, and equipment	63	58
Acquisition of businesses, net of cash acquired	(102)	(107)
Other	7	10
Net cash used in investing activities	(383)	(323)
Cash flows from financing activities:
Proceeds from issuance of debt	588	661
Repayment of debt	(558)	(280)
Proceeds from exercise of share options	30	119
Repurchase of common shares	(708)	(259)
Payment of common share dividends to shareholders	(326)	(318)
Other	(38)	(24)
Net cash used in financing activities	(1,012)	(101)
Effect of currency translation on cash	(4)	7
Net increase (decrease) in cash, cash equivalents, and restricted cash	(454)	803
Cash, cash equivalents, and restricted cash at beginning of period	1,203	945
Cash, cash equivalents, and restricted cash at end of period	$749	$1,748

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Restructuring charges, net	$22	$11	$43	$160
(Gain) loss on divestitures and impairment of held for sale businesses	(1)	4	(10)	21
Other charges, net	—	2	—	3
Restructuring and other charges, net	$21	$17	$33	$184

Net restructuring and related charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Transportation Solutions	$10	$10	$15	$128
Industrial Solutions	10	—	18	20
Communications Solutions	2	1	10	12
Restructuring charges, net	22	11	43	160
Plus: charges included in cost of sales(1)	—	—	12	—
Restructuring and related charges, net	$22	$11	$55	$160
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 24,		Changes in	Cash	Non-Cash	Currency	March 25,
	2021	Charges	Estimate	Payments	Items	Translation	2022

	(in millions)
Fiscal 2022 Actions:
Employee severance	$—	$35	$—	$(1)	$—	$—	$34
Property, plant, and equipment and inventories	—	18	—	—	(18)	—	—
Total	—	53	—	(1)	(18)	—	34
Fiscal 2021 Actions:
Employee severance	152	2	—	(49)	—	(7)	98
Facility and other exit costs	2	2	—	(3)	—	—	1
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	154	6	—	(52)	(2)	(7)	99
Pre-Fiscal 2021 Actions:
Employee severance	135	—	(15)	(26)	—	(5)	89
Facility and other exit costs	15	7	—	(7)	—	(1)	14
Property, plant, and equipment	—	4	—	—	(4)	—	—
Total	150	11	(15)	(33)	(4)	(6)	103
Total Activity	$304	$70	$(15)	$(86)	$(24)	$(13)	$236

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. During the six months ended March 25, 2022, we recorded restructuring and related charges of $53 million in connection with this program. We expect to complete all restructuring actions commenced during the six months ended March 25, 2022 by the end of fiscal 2024 and to incur additional charges of approximately $12 million.

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during the six months ended March 25, 2022 and March 26, 2021, we recorded net restructuring charges of $6 million and $153 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2021 by the end of fiscal 2023 and to incur additional charges of approximately $8 million related to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2021 program by segment as of March 25, 2022:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$132	$129	$3
Industrial Solutions	54	51	3
Communications Solutions	27	25	2
Total	$213	$205	$8

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2021 Actions

During the six months ended March 25, 2022 and March 26, 2021, we recorded net restructuring credits of $4 million and charges of $7 million, respectively, related to pre-fiscal 2021 actions. We expect additional charges related to pre-fiscal 2021 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 25,	September 24,
	2022	2021

	(in millions)
Accrued and other current liabilities	$181	$236
Other liabilities	55	68
Restructuring reserves	$236	$304

3. Acquisitions

During the six months ended March 25, 2022, we acquired one business for a cash purchase price of $127 million, net of cash acquired. The acquisition was reported as part of our Communications Solutions segment from the date of acquisition.

We acquired one business for a cash purchase price of $106 million, net of cash acquired, during the six months ended March 26, 2021. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	March 25,	September 24,
	2022	2021

	(in millions)
Raw materials	$429	$320
Work in progress	1,176	991
Finished goods	1,394	1,200
Inventories	$2,999	$2,511

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 24, 2021(1)	$1,549	$3,446	$595	$5,590
Acquisition	—	—	74	74
Purchase price adjustments	—	(101)	—	(101)
Currency translation and other	(31)	(59)	(10)	(100)
March 25, 2022(1)	$1,518	$3,286	$659	$5,463
(1)	At March 25, 2022 and September 24, 2021, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the six months ended March 25, 2022, we recognized goodwill in the Communications Solutions segment in connection with a recent acquisition. Also during the six months ended March 25, 2022, we recognized purchase price adjustments in the Industrial Solutions segment in connection with prior year acquisitions, including two acquisitions that closed late in the fourth quarter of fiscal 2021. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	March 25, 2022			September 24, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,741	$(699)	$1,042	$1,766	$(660)	$1,106
Intellectual property	1,254	(868)	386	1,262	(832)	430
Other	19	(6)	13	19	(6)	13
Total	$3,014	$(1,573)	$1,441	$3,047	$(1,498)	$1,549

Intangible asset amortization expense was $49 million and $48 million for the quarters ended March 25, 2022 and March 26, 2021, respectively, and $97 million and $96 million for the six months ended March 25, 2022 and March 26, 2021, respectively.

At March 25, 2022, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2022	$99
Fiscal 2023	197
Fiscal 2024	165
Fiscal 2025	150
Fiscal 2026	143
Fiscal 2027	123
Thereafter	564
Total	$1,441

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

7. Debt

During the quarter ended March 25, 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $600 million aggregate principal amount of 2.50% senior notes due in February 2032. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the quarter ended March 25, 2022, we reclassified €550 million of 1.10% senior notes due in March 2023 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

During the six months ended March 25, 2022, TEGSA completed an early redemption of $500 million aggregate principal amount of 3.50% senior notes due in February 2022.

The fair value of our debt, based on indicative valuations, was approximately $4,137 million and $4,465 million at March 25, 2022 and September 24, 2021, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Operating lease cost	$33	$29	$64	$59
Variable lease cost	13	13	25	24
Total lease cost	$46	$42	$89	$83

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Six Months Ended
	March 25,	March 26,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$61	$59

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	77	38
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 25, 2022, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $45 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 25, 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $120 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $117 million as of March 25, 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €300 million and €700 million at March 25, 2022 and September 24, 2021, respectively. Certain contracts were terminated in the six months ended March 25,

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

2022; the remaining contracts mature in the fourth quarter of fiscal 2022. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.28% per annum. Upon maturity, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 25,	September 24,
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$11	$—
Other liabilities	—	20

At March 25, 2022 and September 24, 2021, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Losses recorded in other comprehensive income (loss)	$(2)	$—	$(5)	$(4)
Gains (losses) excluded from the hedging relationship(1)	10	28	39	(12)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,166 million and $3,798 million at March 25, 2022 and September 24, 2021, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,691 million and $1,430 million at March 25, 2022 and September 24, 2021, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.55% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2025, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 25,	September 24,
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$16	$3
Other assets	46	18
Accrued and other current liabilities	2	13
Other liabilities	2	18

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$80	$133	$188	$(35)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	33	58	70	(27)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate Risk Management

We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During the six months ended March 25, 2022, we terminated forward starting interest rate swap contracts with an aggregate notional value of $450 million as a result of the issuance of our 2.50% senior notes due in 2032. At fiscal year end 2021, these forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheet as follows; there were no such balances at March 25, 2022:

September 24,
2021
(in millions)
Prepaid expenses and other current assets	$7
Accrued and other current liabilities	38

The impacts of these forward starting interest rate swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Gains recorded in other comprehensive income (loss)	$11	$34	$13	$47

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $599 million and $512 million at March 25, 2022 and September 24, 2021, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 25,	September 24,
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$39	$23
Other assets	5	—
Accrued and other current liabilities	1	18
Other liabilities	—	4

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of these commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Gains recorded in other comprehensive income (loss)	$46	$17	$61	$54
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	5	24	20	39

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Operating expense:
Service cost	$10	$12	$2	$3
Other (income) expense:
Interest cost	8	7	6	8
Expected return on plan assets	(14)	(13)	(12)	(13)
Amortization of net actuarial loss	7	7	1	2
Amortization of prior service credit	(2)	(2)	—	—
Net periodic pension benefit cost (credit)	$9	$11	$(3)	$—

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Operating expense:
Service cost	$20	$24	$4	$6
Other (income) expense:
Interest cost	17	14	13	16
Expected return on plan assets	(29)	(27)	(24)	(26)
Amortization of net actuarial loss	13	15	2	4
Amortization of prior service credit	(3)	(3)	—	—
Net periodic pension benefit cost (credit)	$18	$23	$(5)	$—

During the six months ended March 25, 2022, we contributed $18 million to our non-U.S. pension plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

12. Income Taxes

We recorded income tax expense of $136 million and $106 million for the quarters ended March 25, 2022 and March 26, 2021, respectively. The income tax expense for the quarter ended March 25, 2022 included $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rate enacted in the canton of Schaffhausen on December 27, 2021. In addition, the income tax expense for the quarter ended March 25, 2022 included a $19 million income tax benefit related to the tax impacts of an intercompany transaction. Our estimated annual effective tax rate for fiscal 2022 includes a total income tax benefit of approximately $75 million related to this transaction, with a portion recognized in the first six months of fiscal 2022 and the remainder to be recognized in the remaining quarters of fiscal 2022.

We recorded income tax expense of $246 million and $166 million for the six months ended March 25, 2022 and March 26, 2021, respectively. The income tax expense for the six months ended March 25, 2022 included a $36 million income tax benefit related to the tax impacts of the intercompany transaction discussed above and $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rate enacted in the canton of Schaffhausen. In addition, the income tax expense for the six months ended March 25, 2022 included $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during the six months ended March 25, 2022. The income tax expense for the six months ended March 26, 2021 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets.

During the quarter ended March 25, 2022, we completed additional intercompany transactions that resulted in a non-U.S. subsidiary recording an increase in deferred tax assets for tax loss and credit carryforwards of approximately $4.0 billion. We do not expect this subsidiary to generate sufficient future taxable income to realize these deferred tax assets; therefore, we recognized a corresponding increase to the valuation allowance. Accordingly, there was no impact to the Condensed Consolidated Statement of Operations for the quarter ended March 25, 2022 or Condensed Consolidated Balance Sheet as of March 25, 2022.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $100 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 25, 2022.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Basic	325	331	326	331
Dilutive impact of share-based compensation arrangements	2	3	2	2
Diluted	327	334	328	333

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

For the quarter and six months ended March 25, 2022, one million share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

14. Shareholders’ Equity

Common Shares Held in Treasury

In March 2022, our shareholders approved the cancellation of approximately five million shares purchased under our share repurchase program during the period beginning September 26, 2020 and ending September 24, 2021. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021
Dividends paid per common share	$0.50	$0.48	$1.00	$0.96

In March 2022, our shareholders approved a dividend payment to shareholders of $2.24 per share, payable in four equal quarterly installments of $0.56 per share beginning in the third quarter of fiscal 2022 and ending in the second quarter of fiscal 2023.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At March 25, 2022 and September 24, 2021, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $723 million and $327 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 25,	March 26,
	2022	2021

	(in millions)
Number of common shares repurchased	5	3
Repurchase value	$752	$309

At March 25, 2022, we had $839 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Share-based compensation expense	$28	$30	$60	$49

As of March 25, 2022, there was $180 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.0 years.

During the quarter ended December 24, 2021, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.8	$37.67
Restricted share awards	0.3	158.00
Performance share awards	0.1	158.00

As of March 25, 2022, we had 11 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Transportation Solutions:
Automotive	$1,653	$1,630	$3,173	$3,259
Commercial transportation	394	382	759	713
Sensors	267	275	540	539
Total Transportation Solutions	2,314	2,287	4,472	4,511
Industrial Solutions:
Industrial equipment	472	339	934	634
Aerospace, defense, oil, and gas	261	267	503	517
Energy	184	185	372	357
Medical	158	161	325	317
Total Industrial Solutions	1,075	952	2,134	1,825
Communications Solutions:
Data and devices	385	278	734	512
Appliances	233	221	485	412
Total Communications Solutions	618	499	1,219	924
Total	$4,007	$3,738	$7,825	$7,260
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$899	$922	$1,670	$1,816
Industrial Solutions	446	393	898	751
Communications Solutions	88	75	179	139
Total EMEA	1,433	1,390	2,747	2,706
Asia–Pacific:
Transportation Solutions	883	875	1,811	1,751
Industrial Solutions	197	171	406	334
Communications Solutions	331	290	664	544
Total Asia–Pacific	1,411	1,336	2,881	2,629
Americas:
Transportation Solutions	532	490	991	944
Industrial Solutions	432	388	830	740
Communications Solutions	199	134	376	241
Total Americas	1,163	1,012	2,197	1,925
Total	$4,007	$3,738	$7,825	$7,260
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Transportation Solutions	$409	$398	$804	$706
Industrial Solutions	148	111	271	187
Communications Solutions	148	103	302	167
Total	$705	$612	$1,377	$1,060

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

The second quarter and first six months of fiscal 2022 included the following:

●	Our net sales increased 7.2% and 7.8% in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021 due primarily to sales growth in the Industrial Solutions and Communications Solutions segments. On an organic basis, our net sales increased 8.4% and 8.2% during the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 1.2% in the second quarter of fiscal 2022 due to sales increases in the automotive and commercial transportation end markets, partially offset by sales declines in the sensors end market. In the first six months of fiscal 2022, our net sales decreased 0.9% due primarily to sales declines in the automotive end market, partially offset by sales increases in the commercial transportation end market.
●	Industrial Solutions—Our net sales increased 12.9% and 16.9% in the second quarter and first six months of fiscal 2022, respectively, primarily as a result of sales increases in the industrial equipment end market.
●	Communications Solutions—Our net sales increased 23.8% and 31.9% in the second quarter and first six months of fiscal 2022, respectively, due to sales increases in both the data and devices and the appliances end markets.
●	Net cash provided by operating activities was $945 million in the first six months of fiscal 2022.

Russia-Ukraine Military Conflict

We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We suspended our business operations in Russia, and our operations in Ukraine have been paused to focus on the safety of our employees. We have experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. These increased costs and supply chain implications have not been significant to our business, and we have been able to partially mitigate them through price increases or productivity. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict has not had a significant impact on our business, financial condition, or result of operations during the first six months of fiscal 2022.

The full impact of the military conflict on our business operations and financial performance remains uncertain. The extent to which the conflict may impact our business in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and supply chain disruptions. We will continue to actively monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

COVID-19 Pandemic

The COVID-19 pandemic has affected nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a negative impact on certain of our businesses in fiscal 2021 and continued to impact certain of our operations in China in the first six months of fiscal 2022. The pandemic has not had a significant impact on our ability to staff our operations, and we do not expect that it will continue to have a significant impact on our businesses globally in fiscal 2022, with the exception of certain locations in China where operations are shutdown. Throughout our operations, we implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

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

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the further spread of the virus, variant strains of the virus, and the resumption of high levels of infections and hospitalizations as well as the success of public health advancements, including vaccine production and distribution. With the exception of shutdowns in China, we do not expect the COVID-19 pandemic to have a significant impact on our businesses in fiscal 2022. However, it may have a negative impact on our financial condition, liquidity, and results of operations in future periods.

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

Outlook

In the third quarter of fiscal 2022, we expect our net sales to be approximately $3.9 billion as compared to $3.8 billion in the third quarter of fiscal 2021. We expect shutdowns in China related to the COVID-19 pandemic to negatively impact our net sales by approximately 300 basis points in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. We expect diluted earnings per share from continuing operations to be approximately $1.71 per share in the third quarter of fiscal 2022. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $154 million and $0.02 per share, respectively, in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

We are monitoring the current macroeconomic environment, including any continued impacts from the Russia-Ukraine military conflict and the COVID-19 pandemic, and its potential effects on our customers and the end markets we serve. We have taken actions to manage costs and will continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in “Liquidity and Capital Resources.”

Acquisition

During the first six months of fiscal 2022, we acquired one business for a cash purchase price of $127 million, net of cash acquired. The acquisition was reported as part of our Communications Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 25,		March 26,		March 25,		March 26,
	2022		2021		2022		2021

	($ in millions)
Transportation Solutions	$2,314	58%	$2,287	61%	$4,472	57%	$4,511	62%
Industrial Solutions	1,075	27	952	26	2,134	27	1,825	25
Communications Solutions	618	15	499	13	1,219	16	924	13
Total	$4,007	100%	$3,738	100%	$7,825	100%	$7,260	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 25, 2022						Change in Net Sales for the Six Months Ended March 25, 2022
	versus Net Sales for the Quarter Ended March 26, 2021						versus Net Sales for the Six Months Ended March 26, 2021
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)	Growth (Decline)		Growth		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$27	1.2%	$101	4.5%	$(74)	$—	$(39)	(0.9)%	$59	1.3%	$(98)	$—
Industrial Solutions	123	12.9	101	10.5	(28)	50	309	16.9	255	13.9	(48)	102
Communications Solutions	119	23.8	114	22.8	(8)	13	295	31.9	286	30.8	(9)	18
Total	$269	7.2%	$316	8.4%	$(110)	$63	$565	7.8%	$600	8.2%	$(155)	$120

Net sales increased $269 million, or 7.2%, in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. The increase in net sales resulted from organic net sales growth of 8.4% and net sales contributions of 1.7% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 2.9% due to the weakening of certain foreign currencies. In the second quarter of fiscal 2022, pricing actions positively affected organic net sales by $121 million.

In the first six months of fiscal 2022, net sales increased $565 million, or 7.8%, as compared to the first six months of fiscal 2021. The increase in net sales resulted from organic net sales growth of 8.2% and net sales contributions of 1.7% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 2.1% due to the weakening of certain foreign currencies. Pricing actions positively affected organic net sales by $173 million in the first six months of fiscal 2022.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2022.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 25,		March 26,		March 25,		March 26,
	2022		2021		2022		2021

	($ in millions)
EMEA	$1,433	36%	$1,390	37%	$2,747	35%	$2,706	37%
Asia–Pacific	1,411	35	1,336	36	2,881	37	2,629	36
Americas	1,163	29	1,012	27	2,197	28	1,925	27
Total	$4,007	100%	$3,738	100%	$7,825	100%	$7,260	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 25, 2022						Change in Net Sales for the Six Months Ended March 25, 2022
	versus Net Sales for the Quarter Ended March 26, 2021						versus Net Sales for the Six Months Ended March 26, 2021
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)	Growth		Growth		Translation	(Divestitures)

	($ in millions)
EMEA	$43	3.1%	$100	7.2%	(92)	$35	$41	1.5%	$106	3.8%	$(136)	$71
Asia–Pacific	75	5.6	79	5.9	$(16)	12	252	9.6	243	9.2	(16)	25
Americas	151	14.9	137	13.5	(2)	16	272	14.1	251	13.0	(3)	24
Total	$269	7.2%	$316	8.4%	$(110)	$63	$565	7.8%	$600	8.2%	$(155)	$120

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Cost of sales	$2,670	$2,528	$142	$5,258	$4,904	$354
As a percentage of net sales	66.6%	67.6%		67.2%	67.5%

Gross margin	$1,337	$1,210	$127	$2,567	$2,356	$211
As a percentage of net sales	33.4%	32.4%		32.8%	32.5%

Gross margin increased $127 million and $211 million in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. The increases were primarily a result of higher volume and the positive impacts of pricing actions, partially offset by higher material costs and, to a lesser degree, the negative impact of foreign currency translation.

We use a wide variety of raw materials in the manufacture of our products, and cost of sales and gross margin are subject to variability in raw material prices. In recent years, raw material prices and availability have been impacted by worldwide events, including the COVID-19 pandemic and, more recently, the military conflict between Russia and Ukraine. As a result, we have experienced shortages and price increases in some of our input materials—including copper, gold, silver, and palladium—however, we have been able to initiate pricing actions which have partially offset these impacts. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Six Months Ended
		March 25,	March 26,	March 25,	March 26,
	Measure	2022	2021	2022	2021
Copper	Lb.	$4.13	$2.95	$3.97	$2.93
Gold	Troy oz.	1,831	1,659	1,814	1,629
Silver	Troy oz.	24.64	20.48	24.10	20.11
Palladium	Troy oz.	2,380	2,114	2,363	2,125

We expect to purchase approximately 225 million pounds of copper, 140,000 troy ounces of gold, 2.9 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2022.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Selling, general, and administrative expenses	$416	$401	$15	$779	$762	$17
As a percentage of net sales	10.4%	10.7%		10.0%	10.5%

Restructuring and other charges, net	$21	$17	$4	$33	$184	$(151)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $15 million and $17 million in the second quarter and first six months of fiscal 2022, respectively, from the same periods of fiscal 2021 due primarily to increased selling expenses to support higher sales levels and incremental expenses attributable to recently acquired businesses, partially offset by lower incentive compensation costs.

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

During fiscal 2022 and 2021, we initiated restructuring programs associated with footprint consolidation and cost structure improvements across all segments. We incurred net restructuring and related charges of $55 million during the first six months of fiscal 2022, of which $12 million was recorded in cost of sales. Annualized cost savings related to the fiscal 2022 actions commenced during the first six months of fiscal 2022 are expected to be approximately $50 million and are expected to be realized by the end of fiscal 2024. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2022, we expect total restructuring charges to be approximately $150 million and total spending, which will be funded with cash from operations, to be approximately $175 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$705	$612	$93	$1,377	$1,060	$317
Operating margin	17.6%	16.4%		17.6%	14.6%

Operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$10	$6	$18	$14
Charges associated with the amortization of acquisition-related fair value adjustments	—	2	8	3
	10	8	26	17
Restructuring and other charges, net	21	17	33	184
Restructuring-related charges recorded in cost of sales	—	—	12	—
Total	$31	$25	$71	$201

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Income tax expense	$136	$106	$30	$246	$166	$80
Effective tax rate	19.5%	17.3%		17.9%	15.9%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the second quarters and first six months of fiscal 2022 and 2021.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 25,		March 26,		March 25,		March 26,
	2022		2021		2022		2021

	($ in millions)
Automotive	$1,653	71%	$1,630	71%	$3,173	71%	$3,259	72%
Commercial transportation	394	17	382	17	759	17	713	16
Sensors	267	12	275	12	540	12	539	12
Total	$2,314	100%	$2,287	100%	$4,472	100%	$4,511	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 25, 2022					Change in Net Sales for the Six Months Ended March 25, 2022
	versus Net Sales for the Quarter Ended March 26, 2021					versus Net Sales for the Six Months Ended March 26, 2021
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Automotive	$23	1.4%	$80	4.9%	$(57)	$(86)	(2.6)%	$(11)	(0.4)%	$(75)
Commercial transportation	12	3.1	21	5.4	(9)	46	6.5	57	7.9	(11)
Sensors	(8)	(2.9)	—	—	(8)	1	0.2	13	2.5	(12)
Total	$27	1.2%	$101	4.5%	$(74)	$(39)	(0.9)%	$59	1.3%	$(98)

Net sales in the Transportation Solutions segment increased $27 million, or 1.2%, in the second quarter of fiscal 2022 from the second quarter of fiscal 2021 due to organic net sales growth of 4.5%, partially offset by the negative impact of foreign currency translation of 3.3%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 4.9% in the second quarter of fiscal 2022 with growth of 7.9% in the Americas region, 6.4% in the Asia–Pacific region, and 2.1% in the EMEA region. Our overall net sales increased due primarily to increased content per vehicle, despite declines in global automotive production.
●	Commercial transportation—Our organic net sales increased 5.4% in the second quarter of fiscal 2022 primarily as a result of market growth in the EMEA and Americas regions.
●	Sensors—Our organic net sales were flat in the second quarter of fiscal 2022 as growth in industrial applications was offset by declines in transportation applications.

In the first six months of fiscal 2022, net sales in the Transportation Solutions segment decreased $39 million, or 0.9%, as compared to the first six months of fiscal 2021 due to the negative impact of foreign currency translation of 2.2%, partially offset by organic net sales growth of 1.3%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales were essentially flat in the first six months of fiscal 2022 with declines of 7.6% in the EMEA region, largely offset by growth of 6.0% in the Asia–Pacific region and 1.4% in the Americas region. The impact of declines in global automotive production were offset by increased content per vehicle.

●	Commercial transportation—Our organic net sales increased 7.9% in the first six months of fiscal 2022 primarily as a result of market growth in the EMEA and Americas regions.
●	Sensors—Our organic net sales increased 2.5% in the first six months of fiscal 2022 as growth in industrial applications was partially offset by declines in transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$409	$398	$11	$804	$706	$98
Operating margin	17.7%	17.4%		18.0%	15.7%

Operating income in the Transportation Solutions segment increased $11 million and $98 million in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. Excluding the items below, operating income in the second quarter of fiscal 2022 increased slightly as the positive impacts of pricing actions were largely offset by higher material and utilities costs. Excluding the items below, operating income in the first six months of fiscal 2022 decreased primarily as a result of higher material and utilities costs, partially offset by the positive impacts of pricing actions.

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$4	$3	$7	$7
Charges associated with the amortization of acquisition-related fair value adjustments	—	2	—	3
	4	5	7	10
Restructuring and other charges, net	9	10	3	128
Total	$13	$15	$10	$138

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 25,		March 26,		March 25,		March 26,
	2022		2021		2022		2021

	($ in millions)
Industrial equipment	$472	44%	$339	36%	$934	44%	$634	35%
Aerospace, defense, oil, and gas	261	24	267	28	503	24	517	28
Energy	184	17	185	19	372	17	357	20
Medical	158	15	161	17	325	15	317	17
Total	$1,075	100%	$952	100%	$2,134	100%	$1,825	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 25, 2022						Change in Net Sales for the Six Months Ended March 25, 2022
	versus Net Sales for the Quarter Ended March 26, 2021						versus Net Sales for the Six Months Ended March 26, 2021
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Industrial equipment	$133	39.2%	$93	27.2%	$(13)	$53	$300	47.3%	$212	33.0%	$(25)	$113
Aerospace, defense, oil, and gas	(6)	(2.2)	—	—	(5)	(1)	(14)	(2.7)	(6)	(1.4)	(8)	—
Energy	(1)	(0.5)	9	4.8	(8)	(2)	15	4.2	38	10.5	(12)	(11)
Medical	(3)	(1.9)	(1)	(1.2)	(2)	—	8	2.5	11	3.1	(3)	—
Total	$123	12.9%	$101	10.5%	$(28)	$50	$309	16.9%	$255	13.9%	$(48)	$102

In the Industrial Solutions segment, net sales increased $123 million, or 12.9%, in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 due to organic net sales growth of 10.5% and net sales contributions of 5.3% from an acquisition and divestitures, partially offset by the negative impact of foreign currency translation of 2.9%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 27.2% in the second quarter of fiscal 2022 due to growth in all regions primarily as a result of strength in factory automation and controls applications.
●	Aerospace, defense, oil, and gas—Our organic net sales were flat in the second quarter of fiscal 2022 as declines in the defense market were largely offset by growth in the commercial aerospace market.
●	Energy—Our organic net sales increased 4.8% in the second quarter of fiscal 2022 with growth across all regions and continued strength in renewable energy applications.
●	Medical—Our organic net sales decreased 1.2% in the second quarter of fiscal 2022 due primarily to sales declines in interventional medical applications.

Net sales in the Industrial Solutions segment increased $309 million, or 16.9%, in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 due to organic net sales growth of 13.9% and net sales contributions of 5.6% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 2.6%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 33.0% in the first six months of fiscal 2022 as a result of growth in all regions due primarily to strength in factory automation and controls applications.
●	Aerospace, defense, oil, and gas—Our organic net sales decreased 1.4% in the first six months of fiscal 2022 with declines in the defense and the oil and gas markets partially offset by growth in the commercial aerospace market.
●	Energy—Our organic net sales increased 10.5% in the first six months of fiscal 2022 due to growth across all regions and continued strength in renewable energy applications.
●	Medical—Our organic net sales increased 3.1% in the first six months of fiscal 2022 primarily as a result of market growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$148	$111	$37	$271	$187	$84
Operating margin	13.8%	11.7%		12.7%	10.2%

Operating income in the Industrial Solutions segment increased $37 million and $84 million in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. Excluding the items below, operating income increased primarily as a result of higher volume and the positive impacts of pricing actions.

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$6	$3	$10	$7
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	8	—
	6	3	18	7
Restructuring and other charges, net	10	5	20	43
Restructuring-related charges recorded in cost of sales	—	—	12	—
Total	$16	$8	$50	$50

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 25,		March 26,		March 25,		March 26,
	2022		2021		2022		2021

	($ in millions)
Data and devices	$385	62%	$278	56%	$734	60%	$512	55%
Appliances	233	38	221	44	485	40	412	45
Total	$618	100%	$499	100%	$1,219	100%	$924	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 25, 2022						Change in Net Sales for the Six Months Ended March 25, 2022
	versus Net Sales for the Quarter Ended March 26, 2021						versus Net Sales for the Six Months Ended March 26, 2021
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisition	Growth		Growth		Translation	Acquisition

	($ in millions)
Data and devices	$107	38.5%	$98	35.0%	$(4)	$13	$222	43.4%	$209	40.7%	$(5)	$18
Appliances	12	5.4	16	7.3	(4)	—	73	17.7	77	18.4	(4)	—
Total	$119	23.8%	$114	22.8%	$(8)	$13	$295	31.9%	$286	30.8%	$(9)	$18

Net sales in the Communications Solutions segment increased $119 million, or 23.8%, in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 due primarily to organic net sales growth of 22.8%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 35.0% in the second quarter of fiscal 2022 primarily as a result of market strength and growth in high-speed cloud applications.
●	Appliances—Our organic net sales increased 7.3% in the second quarter of fiscal 2022 due to sales growth in the Americas and EMEA regions attributable primarily to share gains.

In the first six months of fiscal 2022, net sales in the Communications Solutions segment increased $295 million, or 31.9%, as compared to the first six months of fiscal 2021 due primarily to organic net sales growth of 30.8%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 40.7% in the first six months of fiscal 2022 due primarily to market strength and growth in high-speed cloud applications.
●	Appliances—Our organic net sales increased 18.4% in the first six months of fiscal 2022 as a result of sales growth in the Americas and EMEA regions attributable primarily to share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 25,	March 26,		March 25,	March 26,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$148	$103	$45	$302	$167	$135
Operating margin	23.9%	20.6%		24.8%	18.1%

Operating income in the Communications Solutions segment increased $45 million and $135 million in the second quarter and first six months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. Excluding the items below, operating income increased due primarily to higher volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2022	2021	2022	2021

	(in millions)
Acquisition and integration costs	$—	$—	$1	$—
Restructuring and other charges, net	2	2	10	13
Total	$2	$2	$11	$13

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of €550 million of 1.10% senior notes due in March 2023. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first six months of fiscal 2022, net cash provided by operating activities decreased $275 million to $945 million from $1,220 million in the first six months of fiscal 2021. The decrease resulted primarily from the impact of higher incentive compensation payments and increased working capital levels, partially offset by higher pre-tax income. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2022 and 2021 was $177 million and $181 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $351 million and $284 million in the first six months of fiscal 2022 and 2021, respectively. We expect fiscal 2022 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2022, we acquired one business for a cash purchase price of $127 million, net of cash acquired. We acquired one business for a cash purchase price of $106 million, net of cash acquired, during the first six months of fiscal 2021. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at March 25, 2022 and September 24, 2021 was $4,051 million and $4,092 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the second quarter of fiscal 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $600 million aggregate principal amount of 2.50% senior notes due in February 2032. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first six months of fiscal 2022, TEGSA completed an early redemption of $500 million aggregate principal amount of 3.50% senior notes due in February 2022.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at March 25, 2022 or September 24, 2021.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 25, 2022, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $326 million and $318 million in the first six months of fiscal 2022 and 2021, respectively.

In March 2022, our shareholders approved a dividend payment to shareholders of $2.24 per share, payable in four equal quarterly installments of $0.56 per share beginning in the third quarter of fiscal 2022 and ending in the second quarter of fiscal 2023.

We repurchased approximately five million of our common shares for $752 million and approximately three million of our common shares for $309 million under the share repurchase program during the first six months of fiscal 2022 and 2021, respectively. At March 25, 2022, we had $839 million of availability remaining under our share repurchase authorization.

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

	March 25,	September 24,
	2022	2021

	(in millions)
Balance Sheet Data:
Total current assets	$252	$452
Total noncurrent assets(1)	2,674	1,829

Total current liabilities	1,553	1,144
Total noncurrent liabilities(2)	16,159	12,443
(1)	Includes $2,627 million and $1,810 million as of March 25, 2022 and September 24, 2021, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $12,726 million and $8,832 million as of March 25, 2022 and September 24, 2021, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Six Months Ended	Fiscal Year Ended
	March 25,	September 24,
	2022	2021

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(3)	$(486)
Net loss	(3)	(479)

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

At March 25, 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $120 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $117 million as of March 25, 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021. There were no significant changes to this information during the first six months of fiscal 2022.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;

●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries, and volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2022. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 25, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 25, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 25, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 24, 2021, except as set forth in “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2021. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021 and “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2021 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021 except as described below. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

We have suffered and could continue to suffer significant business interruptions, including impacts resulting from the COVID-19 pandemic and other macroeconomic factors.

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods; other disasters such as fires, explosions, acts of terrorism, or war, including continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries; disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. The COVID-19 pandemic impacted and continues to impact countries, communities, workforces, supply chains, and markets around the world, and as a result, we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. As a result of the ongoing impacts of the COVID-19 pandemic, some of our employees are continuing to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks. The COVID-19 pandemic had a negative impact on certain of our businesses in fiscal 2021 and continued to impact certain of our operations in China in the first six months of fiscal 2022. With the exception of shutdowns in China, we do not expect the COVID-19 pandemic to have a significant impact on our businesses in fiscal 2022. However, it may have a negative impact on our financial condition, liquidity, and results of operations in future periods. The extent to which the COVID-19 pandemic will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the further spread of the virus to additional persons and geographic regions; the severity of the virus; variant strains of the virus; the duration of the pandemic; resumption of high levels of infections and hospitalizations; the success of public health advancements, including vaccine production and distribution; the resulting impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us; the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate; and the possible impact on the global economy and local economies in which we operate. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

We are subject to global risks of political, economic, and military instability.

Our workforce; manufacturing, research, administrative, and sales facilities; markets; customers; and suppliers are located throughout the world. As a result, we are exposed to risks that could negatively affect sales or profitability, including:

●	changes in global trade policies, including sanctions, tariffs, trade barriers, and trade disputes;
●	regulations related to customs and import/export matters;
●	variations in lengths of payment cycles and challenges in collecting accounts receivable;
●	tax law and regulatory changes in Switzerland, the U.S., and the European Union (“EU”) among other jurisdictions, including tax law and regulatory changes that may be effected as a result of tax policy recommendations from quasi-governmental organizations such as the Organisation for Economic Co-operation and Development (“OECD”), examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;
●	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which we currently operate;
●	difficulties protecting intellectual property;
●	instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts, including continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries;
●	the impact of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers and suppliers. The effects of Brexit, including long-lasting effects of Brexit on EU market access, will depend on more permanent agreements between the United Kingdom and the EU to be negotiated during the transition period; and
●	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China. As of fiscal year end 2021, we had 16 principal manufacturing sites in China. In addition, approximately 22% of our net sales were made to customers in China in both fiscal 2021 and the first six months of fiscal 2022. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

In addition, any downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended March 25, 2022:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
December 25, 2021–January 21, 2022	652,930	$159.76	652,700	$1,240,380,078
January 22–February 25, 2022	1,397,553	144.33	1,394,900	1,039,050,472
February 26–March 25, 2022	1,512,625	132.19	1,512,000	839,175,200
Total	3,563,108	$142.00	3,559,600
(1)	These columns include the following transactions which occurred during the quarter ended March 25, 2022:
(i)	the acquisition of 3,508 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 3,559,600 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
4.1

Eighteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of February 4, 2022 (incorporated by reference to Exhibit 4.1 to TE Connectivity’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2022)

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

Date: April 29, 2022