Form 10-Q
period 2022-06-24
TE Connectivity Ltd.
filed 2022-07-29
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 24, 2022
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

The number of common shares outstanding as of July 22, 2022 was 319,838,968.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions, except per share data)
Net sales	$4,097	$3,845	$11,922	$11,105
Cost of sales	2,769	2,577	8,027	7,481
Gross margin	1,328	1,268	3,895	3,624
Selling, general, and administrative expenses	393	366	1,172	1,128
Research, development, and engineering expenses	179	168	539	504
Acquisition and integration costs	11	9	29	23
Restructuring and other charges, net	26	11	59	195
Operating income	719	714	2,096	1,774
Interest income	3	3	9	14
Interest expense	(18)	(14)	(48)	(42)
Other income, net	4	2	24	5
Income from continuing operations before income taxes	708	705	2,081	1,751
Income tax expense	(116)	(124)	(362)	(290)
Income from continuing operations	592	581	1,719	1,461
Income (loss) from discontinued operations, net of income taxes	2	(1)	1	6
Net income	$594	$580	$1,720	$1,467

Basic earnings per share:
Income from continuing operations	$1.84	$1.76	$5.31	$4.41
Income from discontinued operations	0.01	—	—	0.02
Net income	1.84	1.76	5.31	4.43

Diluted earnings per share:
Income from continuing operations	$1.83	$1.74	$5.26	$4.39
Income from discontinued operations	0.01	—	—	0.02
Net income	1.83	1.74	5.26	4.41

Weighted-average number of shares outstanding:
Basic	322	330	324	331
Diluted	324	333	327	333

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Net income	$594	$580	$1,720	$1,467
Other comprehensive income (loss):
Currency translation	(225)	40	(216)	172
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	4	7	12	19
Gains (losses) on cash flow hedges, net of income taxes	(112)	(15)	(65)	42
Other comprehensive income (loss)	(333)	32	(269)	233
Comprehensive income	261	612	1,451	1,700
Less: comprehensive (income) loss attributable to noncontrolling interests	4	(2)	11	(4)
Comprehensive income attributable to TE Connectivity Ltd.	$265	$610	$1,462	$1,696

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 24,	September 24,
	2022	2021

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$820	$1,203
Accounts receivable, net of allowance for doubtful accounts of $54 and $41, respectively	3,132	2,928
Inventories	3,028	2,511
Prepaid expenses and other current assets	603	621
Total current assets	7,583	7,263
Property, plant, and equipment, net	3,712	3,778
Goodwill	5,352	5,590
Intangible assets, net	1,355	1,549
Deferred income taxes	2,478	2,499
Other assets	868	783
Total assets	$21,348	$21,462
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$822	$503
Accounts payable	1,917	1,911
Accrued and other current liabilities	2,319	2,242
Total current liabilities	5,058	4,656
Long-term debt	3,380	3,589
Long-term pension and postretirement liabilities	1,094	1,139
Deferred income taxes	186	181
Income taxes	322	302
Other liabilities	771	847
Total liabilities	10,811	10,714
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	103	114
Shareholders' equity:
Common shares, CHF 0.57 par value, 330,830,781 shares authorized and issued, and 336,099,881 shares authorized and issued, respectively	146	148
Accumulated earnings	12,084	11,709
Treasury shares, at cost, 10,425,219 and 9,060,919 shares, respectively	(1,370)	(1,055)
Accumulated other comprehensive loss	(426)	(168)
Total shareholders' equity	10,434	10,634
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,348	$21,462

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended June 24, 2022
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at March 25, 2022	336	$148	(13)	$(1,769)	$—	$12,160	$(97)	$10,442
Net income	—	—	—	—	—	594	—	594
Other comprehensive loss	—	—	—	—	—	—	(329)	(329)
Share-based compensation expense	—	—	—	—	28	—	—	28
Dividends	—	—	—	—	—	5	—	5
Exercise of share options	—	—	—	4	—	—	—	4
Restricted share award vestings and other activity	—	—	1	6	(28)	32	—	10
Repurchase of common shares	—	—	(3)	(320)	—	—	—	(320)
Cancellation of treasury shares	(5)	(2)	5	709	—	(707)	—	—
Balance at June 24, 2022	331	$146	(10)	$(1,370)	$—	$12,084	$(426)	$10,434

	For the Nine Months Ended June 24, 2022
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 24, 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	1,720	—	1,720
Other comprehensive loss	—	—	—	—	—	—	(258)	(258)
Share-based compensation expense	—	—	—	—	88	—	—	88
Dividends	—	—	—	—	—	(717)	—	(717)
Exercise of share options	—	—	—	34	—	—	—	34
Restricted share award vestings and other activity	—	—	2	14	(88)	79	—	5
Repurchase of common shares	—	—	(8)	(1,072)	—	—	—	(1,072)
Cancellation of treasury shares	(5)	(2)	5	709	—	(707)	—	—
Balance at June 24, 2022	331	$146	(10)	$(1,370)	$—	$12,084	$(426)	$10,434

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended June 25, 2021
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at March 26, 2021	339	$149	(9)	$(775)	$—	$10,541	$(246)	$9,669
Net income	—	—	—	—	—	580	—	580
Other comprehensive income	—	—	—	—	—	—	30	30
Share-based compensation expense	—	—	—	—	24	—	—	24
Dividends	—	—	—	—	—	3	—	3
Exercise of share options	—	—	—	11	—	—	—	11
Restricted share award vestings and other activity	—	—	—	6	(24)	29	—	11
Repurchase of common shares	—	—	(2)	(282)	—	—	—	(282)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—
Balance at June 25, 2021	336	$148	(8)	$(778)	$—	$10,892	$(216)	$10,046

	For the Nine Months Ended June 25, 2021
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 25, 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net income	—	—	—	—	—	1,467	—	1,467
Other comprehensive income	—	—	—	—	—	—	229	229
Share-based compensation expense	—	—	—	—	73	—	—	73
Dividends	—	—	—	—	—	(658)	—	(658)
Exercise of share options	—	—	2	130	—	—	—	130
Restricted share award vestings and other activity	—	—	—	90	(73)	(4)	—	13
Repurchase of common shares	—	—	(5)	(591)	—	—	—	(591)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—
Balance at June 25, 2021	336	$148	(8)	$(778)	$—	$10,892	$(216)	$10,046

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 24,	June 25,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$1,720	$1,467
Income from discontinued operations, net of income taxes	(1)	(6)
Income from continuing operations	1,719	1,461
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	597	590
Deferred income taxes	(18)	(62)
Non-cash lease cost	98	90
Provision for losses on accounts receivable and inventories	79	32
Share-based compensation expense	88	73
Other	(19)	(45)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(108)	(638)
Inventories	(439)	(482)
Prepaid expenses and other current assets	57	(14)
Accounts payable	(48)	646
Accrued and other current liabilities	(316)	110
Income taxes	53	61
Other	(219)	80
Net cash provided by operating activities	1,524	1,902
Cash flows from investing activities:
Capital expenditures	(556)	(454)
Proceeds from sale of property, plant, and equipment	98	85
Acquisition of businesses, net of cash acquired	(116)	(126)
Other	6	(2)
Net cash used in investing activities	(568)	(497)
Cash flows from financing activities:
Net increase in commercial paper	237	—
Proceeds from issuance of debt	588	661
Repayment of debt	(558)	(706)
Proceeds from exercise of share options	34	130
Repurchase of common shares	(1,086)	(518)
Payment of common share dividends to shareholders	(506)	(483)
Other	(39)	(27)
Net cash used in financing activities	(1,330)	(943)
Effect of currency translation on cash	(9)	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	(383)	471
Cash, cash equivalents, and restricted cash at beginning of period	1,203	945
Cash, cash equivalents, and restricted cash at end of period	$820	$1,416

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Restructuring charges, net	$26	$10	$69	$170
(Gain) loss on divestitures and impairment of held for sale businesses	—	—	(10)	21
Other charges, net	—	1	—	4
Restructuring and other charges, net	$26	$11	$59	$195

Net restructuring and related charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Transportation Solutions	$9	$2	$24	$130
Industrial Solutions	11	6	29	26
Communications Solutions	6	2	16	14
Restructuring charges, net	26	10	69	170
Plus: charges included in cost of sales(1)	4	—	16	—
Restructuring and related charges, net	$30	$10	$85	$170
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 24,		Changes in	Cash	Non-Cash	Currency	June 24,
	2021	Charges	Estimate	Payments	Items	Translation	2022

	(in millions)
Fiscal 2022 Actions:
Employee severance	$—	$57	$—	$(4)	$—	$—	$53
Property, plant, and equipment and other non-cash charges	—	27	—	—	(27)	—	—
Total	—	84	—	(4)	(27)	—	53
Fiscal 2021 Actions:
Employee severance	152	2	(4)	(73)	—	(10)	67
Facility and other exit costs	2	3	—	(4)	—	—	1
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	154	7	(4)	(77)	(2)	(10)	68
Pre-Fiscal 2021 Actions:
Employee severance	135	—	(7)	(34)	—	(10)	84
Facility and other exit costs	15	8	(4)	(11)	—	—	8
Property, plant, and equipment	—	4	(3)	—	(1)	—	—
Total	150	12	(14)	(45)	(1)	(10)	92
Total Activity	$304	$103	$(18)	$(126)	$(30)	$(20)	$213

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. During the nine months ended June 24, 2022, we recorded restructuring and related charges of $84 million in connection with this program. We expect to complete all restructuring actions commenced during the nine months ended June 24, 2022 by the end of fiscal 2024 and to incur additional charges of approximately $16 million.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2022 program by segment as of June 24, 2022:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$28	$24	$4
Industrial Solutions	47	45	2
Communications Solutions	25	15	10
Total	$100	$84	$16

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during the nine months ended June 24, 2022 and June 25, 2021, we recorded net restructuring charges of $3 million and $162 million, respectively. We expect additional charges related to fiscal 2021 actions to be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes charges incurred for the fiscal 2021 program by segment as of June 24, 2022:

Cumulative
Charges
Incurred
(in millions)
Transportation Solutions	$125
Industrial Solutions	49
Communications Solutions	24
Total	$198

Pre-Fiscal 2021 Actions

During the nine months ended June 24, 2022 and June 25, 2021, we recorded net restructuring credits of $2 million and charges of $8 million, respectively, related to pre-fiscal 2021 actions. We expect additional charges related to pre-fiscal 2021 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 24,	September 24,
	2022	2021

	(in millions)
Accrued and other current liabilities	$160	$236
Other liabilities	53	68
Restructuring reserves	$213	$304

3. Acquisitions

During the nine months ended June 24, 2022, we acquired two businesses for a combined cash purchase price of $141 million, net of cash acquired. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition.

We acquired two businesses for a combined cash purchase price of $125 million, net of cash acquired, during the nine months ended June 25, 2021. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	June 24,	September 24,
	2022	2021

	(in millions)
Raw materials	$419	$320
Work in progress	1,190	991
Finished goods	1,419	1,200
Inventories	$3,028	$2,511

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 24, 2021(1)	$1,549	$3,446	$595	$5,590
Acquisitions	—	—	82	82
Purchase price adjustments	—	(101)	—	(101)
Currency translation and other	(64)	(130)	(25)	(219)
June 24, 2022(1)	$1,485	$3,215	$652	$5,352
(1)	At June 24, 2022 and September 24, 2021, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the nine months ended June 24, 2022, we recognized goodwill in the Communications Solutions segment in connection with recent acquisitions. Also during the nine months ended June 24, 2022, we recognized purchase price adjustments in the Industrial Solutions segment in connection with prior year acquisitions, including two acquisitions that closed late in the fourth quarter of fiscal 2021. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	June 24, 2022			September 24, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,687	$(700)	$987	$1,766	$(660)	$1,106
Intellectual property	1,216	(860)	356	1,262	(832)	430
Other	18	(6)	12	19	(6)	13
Total	$2,921	$(1,566)	$1,355	$3,047	$(1,498)	$1,549

Intangible asset amortization expense was $48 million for both the quarters ended June 24, 2022 and June 25, 2021, and $145 million and $144 million for the nine months ended June 24, 2022 and June 25, 2021, respectively.

At June 24, 2022, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2022	$48
Fiscal 2023	191
Fiscal 2024	161
Fiscal 2025	146
Fiscal 2026	139
Fiscal 2027	120
Thereafter	550
Total	$1,355

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

7. Debt

During the nine months ended June 24, 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $600 million aggregate principal amount of 2.50% senior notes due in February 2032. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the nine months ended June 24, 2022, we reclassified €550 million of 1.10% senior notes due in March 2023 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

During the nine months ended June 24, 2022, TEGSA completed an early redemption of $500 million aggregate principal amount of 3.50% senior notes due in February 2022.

As of June 24, 2022, TEGSA had $237 million of commercial paper outstanding at a weighted-average interest rate of 1.92%. TEGSA had no commercial paper outstanding at September 24, 2021.

The fair value of our debt, based on indicative valuations, was approximately $4,134 million and $4,465 million at June 24, 2022 and September 24, 2021, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Operating lease cost	$34	$31	$98	$90
Variable lease cost	15	13	40	37
Total lease cost	$49	$44	$138	$127

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Nine Months Ended
	June 24,	June 25,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$92	$90

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	102	65
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 24, 2022, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $45 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 24, 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $134 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $116 million as of June 24, 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €200 million and €700 million at June 24, 2022 and September 24, 2021, respectively. Certain contracts were terminated during the nine months ended June 24, 2022; the remaining contracts mature in the fourth quarter of fiscal 2022. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.26% per annum. Upon maturity, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 24,	September 24,
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$18	$—
Other liabilities	—	20

At June 24, 2022 and September 24, 2021, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Losses recorded in other comprehensive income (loss)	$(1)	$(1)	$(6)	$(5)
Gains (losses) excluded from the hedging relationship(1)	13	(11)	52	(23)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,203 million and $3,798 million at June 24, 2022 and September 24, 2021, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,767 million and $1,430 million at June 24, 2022 and September 24, 2021, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.51% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2026, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 24,	September 24,
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$28	$3
Other assets	97	18
Accrued and other current liabilities	—	13
Other liabilities	—	18

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$156	$(46)	$344	$(81)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	78	(14)	148	(41)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate Risk Management

We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During the nine months ended June 24, 2022, we terminated forward starting interest rate swap contracts with an aggregate notional value of $450 million as a result of the issuance of our 2.50% senior notes due in 2032. At fiscal year end 2021, these forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheet as follows; there were no such balances at June 24, 2022:

September 24,
2021
(in millions)
Prepaid expenses and other current assets	$7
Accrued and other current liabilities	38

The impacts of these forward starting interest rate swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$—	$(11)	$13	$36

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $605 million and $512 million at

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 24, 2022 and September 24, 2021, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 24,	September 24,
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$2	$23
Accrued and other current liabilities	57	18
Other liabilities	10	4

The impacts of these commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(106)	$24	$(45)	$78
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	15	27	35	66

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Operating expense:
Service cost	$11	$10	$2	$3
Other (income) expense:
Interest cost	8	7	7	7
Expected return on plan assets	(15)	(13)	(11)	(13)
Amortization of net actuarial loss	6	8	—	3
Amortization of prior service credit	(1)	(3)	—	—
Net periodic pension benefit cost (credit)	$9	$9	$(2)	$—

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Operating expense:
Service cost	$31	$34	$6	$9
Other (income) expense:
Interest cost	25	21	20	23
Expected return on plan assets	(44)	(40)	(35)	(39)
Amortization of net actuarial loss	19	23	2	7
Amortization of prior service credit	(4)	(6)	—	—
Net periodic pension benefit cost (credit)	$27	$32	$(7)	$—

During the nine months ended June 24, 2022, we contributed $29 million to our non-U.S. pension plans.

12. Income Taxes

We recorded income tax expense of $116 million and $124 million for the quarters ended June 24, 2022 and June 25, 2021, respectively. The income tax expense for the quarter ended June 24, 2022 included a $21 million income tax benefit related to the tax impacts of an intercompany transaction. Our estimated annual effective tax rate for fiscal 2022 includes a total income tax benefit of approximately $75 million related to this transaction, with a portion recognized in the nine months ended June 24, 2022 and the remainder to be recognized in the fourth quarter of fiscal 2022.

We recorded income tax expense of $362 million and $290 million for the nine months ended June 24, 2022 and June 25, 2021, respectively. The income tax expense for the nine months ended June 24, 2022 included a $57 million income tax benefit related to the tax impacts of the intercompany transaction discussed above and $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower corporate tax rate enacted in the canton of Schaffhausen. In addition, the income tax expense for the nine months ended June 24, 2022 included $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during the nine months ended June 24, 2022. The income tax expense for the nine months ended June 25, 2021 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets.

During the nine months ended June 24, 2022, we completed additional intercompany transactions that resulted in a non-U.S. subsidiary recording an increase in deferred tax assets for tax loss and credit carryforwards of approximately $4.0 billion. We do not expect this subsidiary to generate sufficient future taxable income to realize these deferred tax assets; therefore, we recognized a corresponding increase to the valuation allowance. Accordingly, there was no impact to the Condensed Consolidated Statement of Operations for the nine months ended June 24, 2022 or Condensed Consolidated Balance Sheet as of June 24, 2022.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of June 24, 2022, approximately $100 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 24, 2022.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Basic	322	330	324	331
Dilutive impact of share-based compensation arrangements	2	3	3	2
Diluted	324	333	327	333

For both the quarter and nine months ended June 24, 2022, one million share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

14. Shareholders’ Equity

Common Shares Held in Treasury

In March 2022, our shareholders approved the cancellation of approximately five million shares purchased under our share repurchase program during the period beginning September 26, 2020 and ending September 24, 2021. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2022.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021
Dividends paid per common share	$0.56	$0.50	$1.56	$1.46

In March 2022, our shareholders approved a dividend payment to shareholders of $2.24 per share, payable in four equal quarterly installments of $0.56 per share beginning in the third quarter of fiscal 2022 and ending in the second quarter of fiscal 2023.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At June 24, 2022 and September 24, 2021, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $538 million and $327 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share Repurchase Program

During the quarter ended June 24, 2022, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 24,	June 25,
	2022	2021

	(in millions)
Number of common shares repurchased	8	5
Repurchase value	$1,072	$591

At June 24, 2022, we had $2.0 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Share-based compensation expense	$28	$24	$88	$73

As of June 24, 2022, there was $160 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

During the quarter ended December 24, 2021, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.8	$37.67
Restricted share awards	0.3	158.00
Performance share awards	0.1	158.00

As of June 24, 2022, we had 11 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Transportation Solutions:
Automotive	$1,629	$1,600	$4,802	$4,859
Commercial transportation	400	382	1,159	1,095
Sensors	271	283	811	822
Total Transportation Solutions	2,300	2,265	6,772	6,776
Industrial Solutions:
Industrial equipment	479	377	1,413	1,011
Aerospace, defense, oil, and gas	271	260	774	777
Energy	207	187	579	544
Medical	177	178	502	495
Total Industrial Solutions	1,134	1,002	3,268	2,827
Communications Solutions:
Data and devices	417	329	1,151	841
Appliances	246	249	731	661
Total Communications Solutions	663	578	1,882	1,502
Total	$4,097	$3,845	$11,922	$11,105
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$894	$913	$2,564	$2,729
Industrial Solutions	470	417	1,368	1,168
Communications Solutions	84	83	263	222
Total EMEA	1,448	1,413	4,195	4,119
Asia–Pacific:
Transportation Solutions	825	868	2,636	2,619
Industrial Solutions	205	183	611	517
Communications Solutions	372	333	1,036	877
Total Asia–Pacific	1,402	1,384	4,283	4,013
Americas:
Transportation Solutions	581	484	1,572	1,428
Industrial Solutions	459	402	1,289	1,142
Communications Solutions	207	162	583	403
Total Americas	1,247	1,048	3,444	2,973
Total	$4,097	$3,845	$11,922	$11,105
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Transportation Solutions	$383	$433	$1,187	$1,139
Industrial Solutions	169	148	440	335
Communications Solutions	167	133	469	300
Total	$719	$714	$2,096	$1,774

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

The third quarter and first nine months of fiscal 2022 included the following:

●	Our net sales increased 6.6% and 7.4% in the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021 due primarily to sales growth in the Industrial Solutions and Communications Solutions segments. On an organic basis, our net sales increased 10.6% and 9.0% during the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 1.5% in the third quarter of fiscal 2022 due to sales increases in the automotive and commercial transportation end markets, partially offset by sales declines in the sensors end market. In the first nine months of fiscal 2022, our net sales were flat as compared to the first nine months of fiscal 2021 as sales declines in the automotive and sensors end markets were offset by sales increases in the commercial transportation end market.
●	Industrial Solutions—Our net sales increased 13.2% and 15.6% in the third quarter and first nine months of fiscal 2022, respectively, primarily as a result of sales increases in the industrial equipment end market.
●	Communications Solutions—Our net sales increased 14.7% and 25.3% in the third quarter and first nine months of fiscal 2022, respectively, due primarily to sales increases in the data and devices end market.
●	Net cash provided by operating activities was $1,524 million in the first nine months of fiscal 2022.

Russia-Ukraine Military Conflict

We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We suspended our business operations in Russia, and our operations in Ukraine have been reduced to focus on the safety of our employees. We have experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The increased costs and supply chain implications resulting from the conflict have not been significant to our business, and we have been able to partially mitigate them through price increases or productivity. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict has not had a significant impact on our business, financial condition, or result of operations during the first nine months of fiscal 2022.

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

COVID-19 Pandemic

The COVID-19 pandemic has affected nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a negative impact on certain of our businesses in fiscal 2021 and continued to impact certain of our operations in China in the first nine months of fiscal 2022. The pandemic has not had a significant impact on our ability to staff our operations, and we do not expect that it will continue to have a significant impact on our businesses globally in fiscal 2022. Throughout our operations, we implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

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

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the further spread of the virus, variant strains of the virus, and the resumption of high levels of infections and hospitalizations as well as the success of public health advancements, including vaccine production and distribution. While certain of our operations were shut down in China for a period of time in fiscal 2022, we do not expect the COVID-19 pandemic to have a significant impact on our businesses globally in fiscal 2022. However, it may have a negative impact on our financial condition, liquidity, and results of operations in future periods.

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

Outlook

In the fourth quarter of fiscal 2022, we expect our net sales to be approximately $4.2 billion as compared to $3.8 billion in the fourth quarter of fiscal 2021. We expect diluted earnings per share from continuing operations to be approximately $1.79 per share in the fourth quarter of fiscal 2022. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $275 million and $0.11 per share, respectively, in the fourth quarter of fiscal 2022 as compared to the fourth quarter of fiscal 2021. Additionally, this outlook includes approximately $250 million in net sales and $0.10 earnings per share resulting from an additional week in the fourth quarter of fiscal 2022.

We expect our net sales to be approximately $16.1 billion in fiscal 2022 as compared to $14.9 billion in fiscal 2021. We expect diluted earnings per share from continuing operations to be approximately $7.04 per share in fiscal 2022. This outlook includes an additional week in fiscal 2022 and reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $700 million and $0.17 per share, respectively, in fiscal 2022 as compared to fiscal 2021.

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

Acquisition

During the first nine months of fiscal 2022, we acquired two businesses for a combined cash purchase price of $141 million, net of cash acquired. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 24,		June 25,		June 24,		June 25,
	2022		2021		2022		2021

	($ in millions)
Transportation Solutions	$2,300	56%	$2,265	59%	$6,772	57%	$6,776	61%
Industrial Solutions	1,134	28	1,002	26	3,268	27	2,827	25
Communications Solutions	663	16	578	15	1,882	16	1,502	14
Total	$4,097	100%	$3,845	100%	$11,922	100%	$11,105	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 24, 2022						Change in Net Sales for the Nine Months Ended June 24, 2022
	versus Net Sales for the Quarter Ended June 25, 2021						versus Net Sales for the Nine Months Ended June 25, 2021
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestiture)	Growth (Decline)		Growth		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$35	1.5%	$192	8.3%	$(157)	$—	$(4)	(0.1)%	$251	3.7%	$(255)	$—
Industrial Solutions	132	13.2	125	12.7	(53)	60	441	15.6	380	13.5	(101)	162
Communications Solutions	85	14.7	92	15.9	(20)	13	380	25.3	378	25.1	(29)	31
Total	$252	6.6%	$409	10.6%	$(230)	$73	$817	7.4%	$1,009	9.0%	$(385)	$193

Net sales increased $252 million, or 6.6%, in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. The increase in net sales resulted from organic net sales growth of 10.6% and net sales contributions of 1.9% from acquisitions and a divestiture, partially offset by the negative impact of foreign currency translation of 5.9% due to the weakening of certain foreign currencies. In the third quarter of fiscal 2022, pricing actions positively affected organic net sales by $159 million.

In the first nine months of fiscal 2022, net sales increased $817 million, or 7.4%, as compared to the first nine months of fiscal 2021. The increase in net sales resulted from organic net sales growth of 9.0% and net sales contributions of 1.8% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 3.4% due to the weakening of certain foreign currencies. Pricing actions positively affected organic net sales by $332 million in the first nine months of fiscal 2022.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2022.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 24,		June 25,		June 24,		June 25,
	2022		2021		2022		2021

	($ in millions)
EMEA	$1,448	36%	$1,413	37%	$4,195	35%	$4,119	37%
Asia–Pacific	1,402	34	1,384	36	4,283	36	4,013	36
Americas	1,247	30	1,048	27	3,444	29	2,973	27
Total	$4,097	100%	$3,845	100%	$11,922	100%	$11,105	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 24, 2022						Change in Net Sales for the Nine Months Ended June 24, 2022
	versus Net Sales for the Quarter Ended June 25, 2021						versus Net Sales for the Nine Months Ended June 25, 2021
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestiture)	Growth		Growth		Translation	(Divestitures)

	($ in millions)
EMEA	$35	2.5%	$152	10.7%	$(161)	$44	$76	1.8%	$258	6.2%	$(297)	$115
Asia–Pacific	18	1.3	76	5.4	(72)	14	270	6.7	319	7.9	(88)	39
Americas	199	19.0	181	17.3	3	15	471	15.8	432	14.5	—	39
Total	$252	6.6%	$409	10.6%	$(230)	$73	$817	7.4%	$1,009	9.0%	$(385)	$193

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Cost of sales	$2,769	$2,577	$192	$8,027	$7,481	$546
As a percentage of net sales	67.6%	67.0%		67.3%	67.4%

Gross margin	$1,328	$1,268	$60	$3,895	$3,624	$271
As a percentage of net sales	32.4%	33.0%		32.7%	32.6%

Gross margin increased $60 million and $271 million in the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. The increases were primarily a result of the positive impact of pricing actions and higher volume, partially offset by inflationary pressure on material and operating costs.

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

		For the		For the
		Quarters Ended		Nine Months Ended
		June 24,	June 25,	June 24,	June 25,
	Measure	2022	2021	2022	2021
Copper	Lb.	$4.12	$3.41	$4.02	$3.07
Gold	Troy oz.	1,850	1,735	1,826	1,664
Silver	Troy oz.	24.72	22.92	24.31	21.11
Palladium	Troy oz.	2,383	2,438	2,370	2,229

We expect to purchase approximately 215 million pounds of copper, 135,000 troy ounces of gold, 2.7 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2022.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Selling, general, and administrative expenses	$393	$366	$27	$1,172	$1,128	$44
As a percentage of net sales	9.6%	9.5%		9.8%	10.2%

Restructuring and other charges, net	$26	$11	$15	$59	$195	$(136)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $27 million and $44 million in the third quarter and first nine months of fiscal 2022, respectively, from the same periods of fiscal 2021 due primarily to increased selling expenses to support higher sales levels, the impact of inflation, and incremental expenses attributable to recent acquisitions, partially offset by lower incentive compensation costs.

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

During fiscal 2022 and 2021, we initiated restructuring programs associated with footprint consolidation and cost structure improvements across all segments. We incurred net restructuring and related charges of $85 million during the first nine months of fiscal 2022, of which $16 million was recorded in cost of sales. Annualized cost savings related to the fiscal 2022 actions commenced during the first nine months of fiscal 2022 are expected to be approximately $75 million and are expected to be realized by the end of fiscal 2024. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2022, we expect total restructuring charges to be approximately $150 million and total spending, which will be funded with cash from operations, to be approximately $160 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$719	$714	$5	$2,096	$1,774	$322
Operating margin	17.5%	18.6%		17.6%	16.0%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$11	$9	$29	$23
Charges associated with the amortization of acquisition-related fair value adjustments	1	—	9	3
	12	9	38	26
Restructuring and other charges, net	26	11	59	195
Restructuring-related charges recorded in cost of sales	4	—	16	—
Total	$42	$20	$113	$221

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Income tax expense	$116	$124	$(8)	$362	$290	$72
Effective tax rate	16.4%	17.6%		17.4%	16.6%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the third quarters and first nine months of fiscal 2022 and 2021.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 24,		June 25,		June 24,		June 25,
	2022		2021		2022		2021

	($ in millions)
Automotive	$1,629	71%	$1,600	71%	$4,802	71%	$4,859	72%
Commercial transportation	400	17	382	17	1,159	17	1,095	16
Sensors	271	12	283	12	811	12	822	12
Total	$2,300	100%	$2,265	100%	$6,772	100%	$6,776	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2022					Change in Net Sales for the Nine Months Ended June 24, 2022
	versus Net Sales for the Quarter Ended June 25, 2021					versus Net Sales for the Nine Months Ended June 25, 2021
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation	Growth (Decline)		Growth		Translation

	($ in millions)
Automotive	$29	1.8%	$148	9.1%	$(119)	$(57)	(1.2)%	$137	2.7%	$(194)
Commercial transportation	18	4.7	38	9.8	(20)	64	5.8	95	8.6	(31)
Sensors	(12)	(4.2)	6	1.5	(18)	(11)	(1.3)	19	2.2	(30)
Total	$35	1.5%	$192	8.3%	$(157)	$(4)	(0.1)%	$251	3.7%	$(255)

Net sales in the Transportation Solutions segment increased $35 million, or 1.5%, in the third quarter of fiscal 2022 from the third quarter of fiscal 2021 due to organic net sales growth of 8.3%, partially offset by the negative impact of foreign currency translation of 6.8%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 9.1% in the third quarter of fiscal 2022 with growth of 15.0% in the Americas region, 8.2% in the EMEA region, and 7.4% in the Asia–Pacific region. Overall, our organic net sales growth resulted primarily from increased content per vehicle. Global automotive production in the third quarter of fiscal 2022 was consistent with third quarter fiscal 2021 levels.

●	Commercial transportation—Our organic net sales increased 9.8% in the third quarter of fiscal 2022 due primarily to market growth in the Americas and EMEA regions as well as content and share gains.
●	Sensors—Our organic net sales increased 1.5% in the third quarter of fiscal 2022 as a result of growth in industrial applications, partially offset by declines in transportation applications.

In the first nine months of fiscal 2022, net sales in the Transportation Solutions segment decreased slightly as compared to the first nine months of fiscal 2021 as the negative impact of foreign currency translation of 3.8% was offset by organic net sales growth of 3.7%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 2.7% in the first nine months of fiscal 2022 with growth of 6.5% in the Asia–Pacific region and 5.9% in the Americas region, partially offset by declines of 2.4% in the EMEA region. Overall, our organic net sales increased due primarily to increased content per vehicle, despite declines in global automotive production.
●	Commercial transportation—Our organic net sales increased 8.6% in the first nine months of fiscal 2022 primarily as a result of market growth in the Americas and EMEA regions as well as content and share gains.
●	Sensors—Our organic net sales increased 2.2% in the first nine months of fiscal 2022 due to growth in industrial applications, partially offset by declines in transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$383	$433	$(50)	$1,187	$1,139	$48
Operating margin	16.7%	19.1%		17.5%	16.8%

Operating income in the Transportation Solutions segment decreased $50 million in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 and increased $48 million in the first nine months of fiscal 2022 as compared to the same period of fiscal 2021. Excluding the items below, operating income in the third quarter and first nine months of fiscal 2022 decreased primarily as a result of inflationary pressure on material and operating costs, partially offset by the positive impact of pricing actions.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$5	$5	$12	$12
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	3
	5	5	12	15
Restructuring and other charges, net	9	2	12	130
Total	$14	$7	$24	$145

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 24,		June 25,		June 24,		June 25,
	2022		2021		2022		2021

	($ in millions)
Industrial equipment	$479	42%	$377	37%	$1,413	43%	$1,011	36%
Aerospace, defense, oil, and gas	271	24	260	26	774	24	777	27
Energy	207	18	187	19	579	18	544	19
Medical	177	16	178	18	502	15	495	18
Total	$1,134	100%	$1,002	100%	$3,268	100%	$2,827	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2022						Change in Net Sales for the Nine Months Ended June 24, 2022
	versus Net Sales for the Quarter Ended June 25, 2021						versus Net Sales for the Nine Months Ended June 25, 2021
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth		Translation	(Divestiture)	Growth (Decline)		Growth		Translation	(Divestitures)

	($ in millions)
Industrial equipment	$102	27.1%	$71	19.1%	$(30)	$61	$402	39.8%	$283	27.9%	$(55)	$174
Aerospace, defense, oil, and gas	11	4.2	22	8.7	(10)	(1)	(3)	(0.4)	16	2.0	(18)	(1)
Energy	20	10.7	31	16.7	(11)	—	35	6.4	69	12.7	(23)	(11)
Medical	(1)	(0.6)	1	0.6	(2)	—	7	1.4	12	2.2	(5)	—
Total	$132	13.2%	$125	12.7%	$(53)	$60	$441	15.6%	$380	13.5%	$(101)	$162

In the Industrial Solutions segment, net sales increased $132 million, or 13.2%, in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 due to organic net sales growth of 12.7% and net sales contributions of 5.9% from an acquisition and a divestiture, partially offset by the negative impact of foreign currency translation of 5.4%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 19.1% in the third quarter of fiscal 2022 due to growth in all regions and continued strength in factory automation and controls applications.
●	Aerospace, defense, oil, and gas—Our organic net sales increased 8.7% in the third quarter of fiscal 2022 primarily as a result of growth in the commercial aerospace and the defense markets.
●	Energy—Our organic net sales increased 16.7% in the third quarter of fiscal 2022 with growth across all regions and continued strength in renewable energy applications.
●	Medical—Our organic net sales increased 0.6% in the third quarter of fiscal 2022 due to market growth in surgical and imaging as well as interventional medical applications.

Net sales in the Industrial Solutions segment increased $441 million, or 15.6%, in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 due to organic net sales growth of 13.5% and net sales contributions of 5.7% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 3.6%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 27.9% in the first nine months of fiscal 2022 as a result of growth in all regions and continued strength in factory automation and controls applications.
●	Aerospace, defense, oil, and gas—Our organic net sales increased 2.0% in the first nine months of fiscal 2022 due to growth in the commercial aerospace market, partially offset by declines in the oil and gas and the defense markets.
●	Energy—Our organic net sales increased 12.7% in the first nine months of fiscal 2022 due to growth across all regions and continued strength in renewable energy applications.
●	Medical—Our organic net sales increased 2.2% in the first nine months of fiscal 2022 as a result of market growth in surgical and imaging as well as interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$169	$148	$21	$440	$335	$105
Operating margin	14.9%	14.8%		13.5%	11.9%

Operating income in the Industrial Solutions segment increased $21 million and $105 million in the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. Excluding the items below, operating income increased primarily as a result of higher volume and the positive impact of pricing actions, partially offset by inflationary pressure on material and operating costs.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$5	$4	$15	$11
Charges associated with the amortization of acquisition-related fair value adjustments	1	—	9	—
	6	4	24	11
Restructuring and other charges, net	11	6	31	49
Restructuring-related charges recorded in cost of sales	4	—	16	—
Total	$21	$10	$71	$60

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 24,		June 25,		June 24,		June 25,
	2022		2021		2022		2021

	($ in millions)
Data and devices	$417	63%	$329	57%	$1,151	61%	$841	56%
Appliances	246	37	249	43	731	39	661	44
Total	$663	100%	$578	100%	$1,882	100%	$1,502	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2022						Change in Net Sales for the Nine Months Ended June 24, 2022
	versus Net Sales for the Quarter Ended June 25, 2021						versus Net Sales for the Nine Months Ended June 25, 2021
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation	Acquisition	Growth		Growth		Translation	Acquisition

	($ in millions)
Data and devices	$88	26.7%	$86	26.2%	$(11)	$13	$310	36.9%	$295	35.0%	$(16)	$31
Appliances	(3)	(1.2)	6	2.2	(9)	—	70	10.6	83	12.4	(13)	—
Total	$85	14.7%	$92	15.9%	$(20)	$13	$380	25.3%	$378	25.1%	$(29)	$31

Net sales in the Communications Solutions segment increased $85 million, or 14.7%, in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 due primarily to organic net sales growth of 15.9%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 26.2% in the third quarter of fiscal 2022 as a result of market strength in all regions and growth across all product lines.
●	Appliances—Our organic net sales increased 2.2% in the third quarter of fiscal 2022 due to sales growth in the Americas and EMEA regions attributable primarily to share gains, partially offset by declines in the Asia–Pacific region.

In the first nine months of fiscal 2022, net sales in the Communications Solutions segment increased $380 million, or 25.3%, as compared to the first nine months of fiscal 2021 due primarily to organic net sales growth of 25.1%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 35.0% in the first nine months of fiscal 2022 due to market strength in all regions and growth across all product lines.
●	Appliances—Our organic net sales increased 12.4% in the first nine months of fiscal 2022 due to sales growth in the Americas and EMEA regions resulting primarily from share gains, partially offset by declines in the Asia–Pacific region.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 24,	June 25,		June 24,	June 25,
	2022	2021	Change	2022	2021	Change

	($ in millions)
Operating income	$167	$133	$34	$469	$300	$169
Operating margin	25.2%	23.0%		24.9%	20.0%

Operating income in the Communications Solutions segment increased $34 million and $169 million in the third quarter and first nine months of fiscal 2022, respectively, as compared to the same periods of fiscal 2021. Excluding the items below, operating income increased due primarily to higher volume.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2022	2021	2022	2021

	(in millions)
Acquisition and integration costs	$1	$—	$2	$—
Restructuring and other charges, net	6	3	16	16
Total	$7	$3	$18	$16

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

Cash Flows from Operating Activities

In the first nine months of fiscal 2022, net cash provided by operating activities decreased $378 million to $1,524 million from $1,902 million in the first nine months of fiscal 2021. The decrease resulted primarily from the impact of increased working capital levels including changes in accrued and other current liabilities resulting from higher incentive compensation payments, partially offset by higher pre-tax income. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2022 and 2021 was $326 million and $291 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $556 million and $454 million in the first nine months of fiscal 2022 and 2021, respectively. We expect fiscal 2022 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2022, we acquired two businesses for a combined cash purchase price of $141 million, net of cash acquired. We acquired two businesses for a combined cash purchase price of $125 million, net of cash acquired, during the first nine months of fiscal 2021. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at June 24, 2022 and September 24, 2021 was $4,202 million and $4,092 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the first nine months of fiscal 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $600 million aggregate principal amount of 2.50% senior notes due in February 2032. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first nine months of fiscal 2022, TEGSA completed an early redemption of $500 million aggregate principal amount of 3.50% senior notes due in February 2022.

As of June 24, 2022, TEGSA had $237 million of commercial paper outstanding at a weighted-average interest rate of 1.92%. TEGSA had no commercial paper outstanding at September 24, 2021.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at June 24, 2022 or September 24, 2021.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 24, 2022, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $506 million and $483 million in the first nine months of fiscal 2022 and 2021, respectively.

In March 2022, our shareholders approved a dividend payment to shareholders of $2.24 per share, payable in four equal quarterly installments of $0.56 per share beginning in the third quarter of fiscal 2022 and ending in the second quarter of fiscal 2023.

During the third quarter of fiscal 2022, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately eight million of our common shares for $1,072 million and approximately five million of our common shares for $591 million under the share repurchase program during the first nine months of fiscal 2022 and 2021, respectively. At June 24, 2022, we had $2.0 billion of availability remaining under our share repurchase authorization.

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

	June 24,	September 24,
	2022	2021

	(in millions)
Balance Sheet Data:
Total current assets	$736	$452
Total noncurrent assets(1)	4,265	1,829

Total current liabilities	1,567	1,144
Total noncurrent liabilities(2)	17,824	12,443
(1)	Includes $4,167 million and $1,810 million as of June 24, 2022 and September 24, 2021, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $14,445 million and $8,832 million as of June 24, 2022 and September 24, 2021, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 24,	September 24,
	2022	2021

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(13)	$(486)
Net loss	(13)	(479)

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

At June 24, 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $134 million, excluding those related to our Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $116 million as of June 24, 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021. There were no significant changes to this information during the first nine months of fiscal 2022.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have impacted and could continue to negatively impact our results of operations as well as

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2022. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 24, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 24, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 24, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods; other disasters such as fires, explosions, acts of terrorism, or war, including continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries; disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. The COVID-19 pandemic impacted and continues to impact countries, communities, workforces, supply chains, and markets around the world, and as a result, we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. As a result of the ongoing impacts of the COVID-19 pandemic, some of our employees are continuing to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks. The COVID-19 pandemic had a negative impact on certain of our businesses in fiscal 2021 and continued to impact certain of our operations in China in the first nine months of fiscal 2022. While certain of our operations in China were shut down for a period of time in fiscal 2022, we do not expect the COVID-19 pandemic to have a significant impact on our businesses globally in fiscal 2022. However, it may have a negative impact on our financial condition, liquidity, and results of operations in future periods. The extent to which the COVID-19 pandemic will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the further spread of the virus to additional persons and geographic regions; the severity of the virus; variant strains of the virus; the duration of the pandemic; resumption of high levels of infections and hospitalizations; the success of public health advancements, including vaccine production and distribution; the resulting impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us; the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate; and the possible impact on the global economy and local economies in which we operate. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

We are subject to global risks of political, economic, and military instability.

Our workforce; manufacturing, research, administrative, and sales facilities; markets; customers; and suppliers are located throughout the world. As a result, we are exposed to risks that could negatively affect sales or profitability, including:

●	changes in global trade policies, including sanctions, tariffs, trade barriers, and trade disputes;
●	regulations related to customs and import/export matters;
●	variations in lengths of payment cycles and challenges in collecting accounts receivable;
●	tax law and regulatory changes in Switzerland, the U.S., and the European Union (“EU”) among other jurisdictions, including tax law and regulatory changes that may be effected as a result of tax policy recommendations from quasi-governmental organizations such as the Organisation for Economic Co-operation and Development (“OECD”), examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;
●	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which we currently operate;
●	difficulties protecting intellectual property;
●	instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts, including continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries;
●	the impact of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers and suppliers; and
●	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China. As of fiscal year end 2021, we had 16 principal manufacturing sites in China. In addition, approximately 22% of our net sales were made to customers in China in both fiscal 2021 and the first nine months of fiscal 2022. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

In addition, any downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended June 24, 2022:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
March 26–April 22, 2022	703,324	$127.15	703,300	$749,753,574
April 23–May 27, 2022	1,038,179	123.93	1,030,000	622,114,801
May 28–June 24, 2022	841,100	122.87	841,100	2,018,771,036
Total	2,582,603	124.46	2,574,400
(1)	These columns include the following transactions which occurred during the quarter ended June 24, 2022:
(i)	the acquisition of 8,203 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,574,400 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	During the quarter ended June 24, 2022, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1

Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2022)

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

Date: July 29, 2022