Form 10-K
period 2022-09-30
TE Connectivity Ltd.
filed 2022-11-15
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or
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

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $42.6 billion as of March 25, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of common shares outstanding as of November 11, 2022 was 317,230,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2023 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TE CONNECTIVITY LTD.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements also include statements addressing our environmental, social, governance, and sustainability plans and goals. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “aspire,” “estimate,” “predict,” “potential,” “goal,” “target,” “continue,” “may,” and “should,” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

The risk factors discussed in “Part I. Item 1A. Risk Factors” and other risks described in this Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

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

© 2022 TE Connectivity Ltd. All Rights Reserved.

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

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2022 was 53 weeks in length and ended on September 30, 2022; fiscal 2021 and 2020 were each 52 weeks in length and ended on September 24, 2021 and September 25, 2020, respectively. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks.

Segments

We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Overall, our markets have returned to levels similar to those prior to the COVID-19 pandemic. As of fiscal year end 2022, we believe our three segments serve a combined market of approximately $200 billion.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2022	2021	2020
Transportation Solutions	56%	60%	56%
Industrial Solutions	28	26	31
Communications Solutions	16	14	13
Total	100%	100%	100%

Below is a description of our reportable segments and the primary products, markets, and competitors of each segment.

Transportation Solutions

The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components, sensors, relays, antennas, and application tooling. The Transportation Solutions segment’s products, which must withstand harsh conditions, are used in the following end markets:

●	Automotive (71% of segment’s net sales)—We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.

●	Commercial transportation (17% of segment’s net sales)—We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.
●	Sensors (12% of segment’s net sales)—We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, interventional medical components, relays, heat shrink tubing, and wire and cable. The Industrial Solutions segment’s products are used in the following end markets:

●	Industrial equipment (43% of segment’s net sales)—Our products are used in factory and warehouse automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our building automation and smart city infrastructure products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment.
●	Aerospace, defense, and marine (24% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Energy (18% of segment’s net sales)—Our products are used by electric power utilities, OEMs, and engineering procurement construction companies serving the electrical power grid and renewables industries. They include a wide range of insulation, protection, and connection solutions for electrical power generation, transmission, distribution, and industrial markets.
●	Medical (15% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.

The Industrial Solutions segment competes primarily against Amphenol, Hubbell, Carlisle Companies, Integer Holdings, Esterline, Molex, and Omron.

Communications Solutions

The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components, relays, antennas, and heat shrink tubing. The Communications Solutions segment’s products are used in the following end markets:

•

Data and devices (62% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, notebooks, virtual reality, and artificial intelligence applications to help our customers meet their current challenges and future innovations.

•

Appliances (38% of segment’s net sales)—We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

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

No single customer accounted for a significant amount of our net sales in fiscal 2022, 2021, or 2020.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2022	2021	2020
Asia–Pacific	35%	36%	35%
Europe/Middle East/Africa (“EMEA”)	35	37	35
Americas	30	27	30
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 140 countries primarily through direct selling efforts to manufacturers. In fiscal 2022, our direct sales represented approximately 75% of total net sales. We also sell our products indirectly via third-party distributors.

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

Customer orders and demand may fluctuate as a result of economic and market conditions, including the impacts of the COVID-19 pandemic, supply chain disruptions, and inflationary cost pressures. Backlog by reportable segment was as follows:

	Fiscal Year End
	2022	2021

	(in millions)
Transportation Solutions	$3,179	$3,014
Industrial Solutions	2,447	1,851
Communications Solutions	870	976
Total	$6,496	$5,841

We expect that the majority of our backlog at fiscal year end 2022 will be filled during fiscal 2023. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We have experienced, and expect to continue to experience, downward pressure on prices. However, as a result of increased costs, certain of our businesses implemented price increases in fiscal 2022 and 2021.

Raw Materials

We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding; precious metals such as gold and silver for plating; and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including the impacts of the COVID-19 pandemic, supply chain disruptions, and inflationary cost pressures.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2022, we employed approximately 92,000 people worldwide, including contract employees. Approximately 27,000 were in the Asia–Pacific region, 37,000 were in the EMEA region, and 28,000 were in the Americas region. Of our total employees, approximately 56,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company’s success.

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

We embrace diversity and inclusion. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences. To drive our business outcomes globally, we believe we must build a workforce and supplier network that represents our global markets and the customers we serve. We are also committed to a work environment where all employees are engaged, feel differences are valued and mutually-respected, and believe that all opinions count. Our people reflect our customers and markets. Our employees are in over 55 countries representing approximately 125 nationalities, and our total employee population is over 40% women. Our employee resource groups (“ERGs”) are company-sponsored, voluntary, employee-led groups that focus on diverse talent segments or shared experiences of employees. These groups apply those perspectives to create value for our company as a whole. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2022, we had eight ERGs—ALIGN (lesbian, gay, bisexual, transgender, and queer/questioning employees and their allies), Women in Networking, TE Young Professionals, African Heritage, Asian Heritage, Latin Heritage, THRIVE (employees and their allies with mental, emotional, and physical disabilities), and TE Veterans. Our ERGs have a total of over 8,000 members.

During fiscal 2022, we conducted our third annual employee engagement survey, which was a fully digital, enterprise-wide survey available in 17 languages and focused on measuring engagement, inclusion, and leadership effectiveness. We had a participation rate of over 85% in fiscal 2022 and year over year improvement in all three indices of engagement, inclusion, and leadership effectiveness. Our engagement and inclusion scores were once again favorable when compared to Glint Inc.’s external global manufacturing benchmark. By fiscal 2025, we aspire to be in the top tier of this benchmark on engagement and inclusion. In addition to the overall improvement in our leadership effectiveness index, all nine scores within the index also increased from fiscal 2021 levels.

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

We are committed to the safety, health, human rights, and well-being of our employees. We continuously evaluate opportunities to raise safety and health standards through our environmental, health, and safety team. Compliance audits and internal processes are in place to stay ahead of workplace hazards, and we aim to reduce our Occupational Safety and Health Administration (“OSHA”) total recordable incident rate—a rate equivalent to the number of incidents per 100 employees or 200,000 work hours—to 0.12 by fiscal 2025. During the COVID-19 pandemic, we took additional actions to protect the physical and mental health and well-being of our global employees. We have utilized our workplace flexibility guidelines, promoted our Wellbeing Connection program and health care benefits to support the needs of all employees, and instituted additional safety measures at all factories and sites. We are striving to implement a global human rights program. We have recently instituted a global human rights policy and a human trafficking and modern slavery policy. We apply high standards of human rights and require that our suppliers do the same.

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

See Note 12 to the Consolidated Financial Statements for additional information regarding trade compliance matters. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with trade regulations.

Environmental

Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, and chemical usage. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We also have a program for compliance with the European Union (“EU”) Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives; the China Administrative Measures for the Restriction of Hazardous Substances in Electrical and Electronic Products (“China RoHS”) regulation; the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulation; and similar laws.

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2022, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $44 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2023 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Sustainability

We look to build on our strong foundation of environmental sustainability in our operations. Our One Connected World strategy guides how we balance investor and customer expectations and drive improved environmental sustainability.

Our sustainability initiatives in our operations began more than ten years ago. From fiscal 2010 to 2022, we achieved more than a 20% reduction in absolute energy usage, more than a 25% reduction in absolute water usage, and more than a 50% reduction in absolute greenhouse gas emissions (Scopes 1 and 2). Over the last few years, we have recycled approximately 80% of the waste materials from our operations. We have challenged ourselves to find new ways to continue to drive sustainability improvements. In fiscal 2022, we:

●	continued to make progress on our goal to further reduce our absolute greenhouse gas emissions (Scopes 1 and 2) by more than 40%, from our fiscal 2020 baseline, by fiscal 2030;
●	made progress towards our target to decrease water withdrawals by 15%, from our fiscal 2021 baseline, by fiscal 2025 at 30 sites with extremely high and high water stress;
●	made progress towards our target to decrease hazardous waste disposed by 15%, from our fiscal 2021 baseline, by fiscal 2025;
●	remained committed to sourcing renewable energy, developing and implementing energy efficiency projects, and strengthening operating standards; and
●	worked with key suppliers to reduce Scope 3 emissions.

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

Available Information

All periodic and current reports, registration filings, and other filings that we are required to file with the United States Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. These risks are not the only ones facing us. Our business is also subject to general risks that affect many other companies. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

Risks Relating to the Macroeconomic Environment and Our Global Presence

Conditions in global or regional economies, capital and money markets, and banking systems, and cyclical industry demand may adversely affect our results of operations, financial position, and cash flows.

Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, inflation, slower growth or recession, higher interest rates, the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt and significant bank failures or defaults. Any of these economic factors could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions, expectations for future revenue, projected future cash flows, or other factors have triggered and could trigger additional recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

Foreign currency exchange rates may adversely affect our results.

Our Consolidated Financial Statements are prepared in United States (“U.S.”) dollars; however, a significant portion of our business is conducted outside the U.S. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2022 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease. Recently, the strength of the U.S. dollar has generally increased as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars.

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

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods; other disasters such as fires, explosions, acts of terrorism, or war, including the continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries; disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. The COVID-19 pandemic impacted and continues to impact countries, communities, workforces, supply chains, and markets around the world, and as a result, we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. As a result of the ongoing impacts of the COVID-19 pandemic, some of our employees are continuing to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks. The COVID-19 pandemic had a significant, negative impact on our sales and operating results during fiscal 2020 and continued to negatively affect certain of our businesses in fiscal 2021 and certain of our operations in China in fiscal 2022. While some of our operations in China were shut down for a period of time in fiscal 2022, the COVID-19 pandemic did not have a significant impact on our businesses globally in fiscal 2022. However, it may have a negative impact on our financial condition, liquidity, and results of operations in future periods. The extent to which the COVID-19 pandemic will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the further spread of the virus to additional persons and geographic regions; the severity of the virus; variant strains of the virus; the duration of the pandemic; resumption of high levels of infections and hospitalizations; the success of public health advancements, including vaccine production and distribution; the resulting impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us; the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate; and the possible impact on the global economy and local economies in which we operate. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
•

tax law and regulatory changes in Switzerland, the U.S., the EU, and other jurisdictions, examinations by taxing authorities, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

•	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which we currently operate;
•	difficulties protecting intellectual property;
•

instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts, including the continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries;

•

the impact of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers and suppliers; and

•	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China, including 18 principal manufacturing sites. In addition, approximately 21% of our net sales in fiscal 2022 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

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

Although we are a Swiss corporation, application of certain U.S. tax law ownership attribution rules may cause non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications to it of these changes in U.S. federal income tax law. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

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

Approximately 40% of our net sales for fiscal 2022 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

During fiscal 2022, approximately 12% of our net sales were to customers in the industrial equipment end market, 10% of our net sales were to customers in the commercial transportation market, and 10% of our net sales were to customers in the data and devices end market. Demand in the industrial equipment industry is dependent upon economic conditions, including customer investment in factory and warehouse automation, process control systems, and building automation and smart city infrastructure, as well as market conditions in the rail transportation, lighting, and other major industrial markets we serve. The commercial transportation industry is impacted by the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets. Demand for data and devices can fluctuate significantly, depending on the underlying business and consumer demand for data communication, computer, and consumer electronics products. The overall market trends of increased data connectivity and continued movement to high-speed cloud applications have had a favorable impact on demand.

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

We have experienced, and we expect to continue to experience, continuing pressure to lower our prices. Although pricing actions positively impacted our net sales in fiscal 2022, we have historically experienced price erosion averaging from 1% to 2% each year. To maintain our margins, we must continue to reduce our costs by similar amounts. We cannot provide assurance that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

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

We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of many of these raw materials continue to increase and fluctuations may persist in the future. In addition, feedstock for resins and resins themselves, as well as certain other commodities, are increasingly subject to varied and unrelated force majeure events worldwide further impacting price and availability. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including the impacts of the COVID-19 pandemic, supply chain disruptions, and inflationary cost pressures. If we have difficulty obtaining raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

The SEC requires annual disclosure and reporting requirements for those companies which use tin, tantalum, tungsten, or gold (“conflict minerals” or “3TG”) mined from the Democratic Republic of the Congo (“DRC”) and adjoining countries (together with the DRC, the “Covered Countries”) in their products. These requirements, as well as new and additional regulations like the EU’s Conflict Minerals Regulation, could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products, and may result in only a limited pool of suppliers which can demonstrate that they do not source any 3TG from the Covered Countries. Accordingly, we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Further, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to meet customer non-conflict 3TG standards or sufficiently verify the origins and chain of custody for all conflict minerals used in our products through our due diligence procedures.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liabilities or penalties which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Specifically, we are subject to the laws of various states and countries where we operate or do business related to solicitation, collection, processing, transferring, storing, or use of consumer, customer, vendor, or employee information or related data, including the EU’s General Data Protection Regulation, the California Consumer Privacy Act, and China’s Personal Information Protection Law. In addition, certain countries in which we operate or do business have enacted or are considering enacting laws that impose additional data transfer restrictions. If countries in which we operate or do business were to adopt data localization or data residency laws, we could be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant implications to business operations and costs.

In addition to our own systems, we have outsourced, and expect to continue to outsource, certain information technology services—including cloud computing services and storage systems, system development, and information technology support services—which have in the past, and in the future may, subject our information technology and other sensitive information to additional risk.

Our cybersecurity safeguards and measures are reviewed and upgraded to mitigate evolving cybersecurity threats. These measures notwithstanding, our information technology networks and infrastructure are vulnerable to damage, disruptions or shutdowns due to attack by malicious actors with significant financial and technological resources, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, pandemics, or other catastrophic events, which may require us to notify regulators, customers, or employees, and enlist identity theft protection in the event of a privacy breach. We continue to monitor and develop our systems to protect the integrity and functionality of our information technology infrastructure and access to and the security of our intellectual property and our employees’, customers’, and suppliers’ data. Security breaches and other disruptions to our information technology infrastructure or violations of applicable laws could result in legal claims or proceedings, liability or penalties, disruption in operations, and damage to our reputation which could materially adversely affect our business. While we have experienced, and expect to continue to experience, threats to our information technology networks and infrastructure, including attempted cyber intrusions, to date none of these threats have had a material impact on our business or operations. Some of our employees continue to work from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.

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

We also must comply with applicable trade regulations in the jurisdictions where we operate. A small portion of our products, including defense-related products, may require governmental import and export licenses, the issuance of which may be influenced by geopolitical and other events. Any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows. In this regard, we have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and the resulting investigations by the agencies remain ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

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

We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate and where our products are sold. These laws and regulations govern, among other things:

•	the generation, storage, use, and transportation and disposal of hazardous materials;
•	emissions or discharges of substances into the environment;
•	investigation and remediation of hazardous substances or materials at various sites;
•	greenhouse gas emissions;
•	product hazardous material content; and
•	the health and safety of our employees.

We may not have been, or we may not always be, in compliance with all environmental and health and safety laws and regulations. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance requirements.

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, reporting, removal, and remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigation, reporting, removal, and remediation costs under certain regulatory regimes, such as U.S. federal and state laws, is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notifications from the U.S. Environmental Protection Agency, other environmental agencies, and third parties that conditions at a number of currently and formerly-owned or operated sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

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

The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, circular economy initiatives, and other related matters. These laws include but are not limited to the EU RoHS, End-of-Life Vehicle, and WEEE Directives; the EU REACH regulation; and the China RoHS regulation. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make the manufacture or sale of our products more expensive or impossible, could limit our ability to sell our products in certain jurisdictions, and could result in liability for product recalls, penalties, or other claims.

Risks Relating to Our Swiss Jurisdiction of Incorporation

As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management involving the issuance of shares.

As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes.

Until recently, Swiss law provided for the option to create authorized share capital that could be issued by the board of directors, but this authorization was limited to authorized share capital up to 50% of the existing registered shares with the authorization valid for a maximum of two years. Such authorization period under our articles of association ended on March 11, 2022. As part of the Swiss corporate law reform, effective as of January 1, 2023, the concept of authorized share capital will be replaced by a capital band. Under a capital band, the articles of association may authorize the board of directors for a maximum period of five years to increase the ordinary share capital registered in the commercial register to a maximum of 150% and/or reduce it to a minimum of 50% of the share capital existing at the time of the introduction of the capital band. Our articles of association do not currently provide for a capital band.

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

We anticipate making distributions to shareholders through a reduction of contributed surplus (as determined for Swiss tax and statutory purposes) in order to make the distributions on our shares to shareholders free of Swiss withholding tax. Various tax law proposals in Switzerland, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. Our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax is a significant component of our capital management and shareholder return practices.

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

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in case of issuances from authorized capital, such authorization period ended on March 11, 2022 and was not reapproved by our shareholders at our March 9, 2022 annual general meeting of shareholders) without shareholder approval and without regard for shareholders’ preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange (“NYSE”), on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

Global legislative and regulatory actions and proposals could cause a material change in our worldwide effective corporate tax rate and our global cash taxes.

Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

•

the Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward implementing international tax system reforms, including the enactment of a 15% global minimum corporate tax that is expected to be effective as early as fiscal 2025,

•	EU and other country efforts to adopt added OECD proposals and modified OECD proposals (including the Anti-Tax Avoidance Directive, state aid cases, and various transparency proposals), and
•	tax policy changes in the U.S., such as additional federal tax reform measures and new tax regulations.

If these proposals are adopted, they may materially increase cash taxes, increase our worldwide corporate effective tax rate, cause double taxation, and increase audit risk. We cannot predict the outcome of any specific legislative proposals or initiatives, and we cannot provide assurance that any such legislation or initiative will not apply to us.

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

As we are organized under the laws of Switzerland, it may not be possible to enforce court judgments obtained in the U.S. against us in Switzerland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Switzerland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us, or those persons based on those laws. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to Switzerland’s public policy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2022, we owned approximately 18 million square feet and leased approximately 11 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2022, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(number of manufacturing facilities)
Asia–Pacific	10	6	9	25
EMEA	21	21	3	45
Americas	10	23	3	36
Total	41	50	15	106

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common shares are listed and traded on the NYSE under the symbol “TEL.” As of November 3, 2022, there were 16,860 shareholders of record of our common shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2017 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

Comparison of Cumulative Five Year Total Return
Among TE Connectivity Ltd., S&P 500 Index, and
Dow Jones Electrical Components & Equipment Index
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
TE Connectivity Ltd.
S&P 500
Dow Jones Electrical Components & Equipment

	Fiscal Year End
	2017	2018	2019	2020	2021	2022
TE Connectivity Ltd.	$100.00	$107.74	$116.07	$121.96	$187.03	$145.46
S&P 500 Index	100.00	117.91	122.30	138.81	190.29	155.55
Dow Jones Electrical Components and Equipment Index	100.00	111.20	107.06	112.22	162.93	135.08
(1)	$100 invested on September 29, 2017 in TE Connectivity Ltd.’s common shares and in indexes. Indexes calculated on month-end basis.

Dividends

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

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended September 30, 2022:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
June 25–July 22, 2022	602,818	$114.66	602,600	$1,949,678,000
July 23–August 26, 2022	920,046	132.46	915,800	1,828,380,436
August 27–September 30, 2022	1,209,425	121.56	1,208,700	1,681,457,030
Total	2,732,289	123.71	2,727,100
(1)	These columns include the following transactions which occurred during the quarter ended September 30, 2022:
(i)	the acquisition of 5,189 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,727,100 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.  RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in “Part I. Item 1A. Risk Factors” and “Forward-Looking Information.”

Our Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Discussion of our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. Discussion of our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2021.

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

Summary of Fiscal 2022 Performance

●	Our fiscal 2022 net sales increased 9.1% from fiscal 2021 levels due to sales increases in the Communications Solutions and Industrial Solutions segments and, to a lesser degree, the Transportation Solutions segment. On an organic basis, our net sales increased 12.1% in fiscal 2022 as compared to fiscal 2021.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 2.7% with sales increases in the automotive and commercial transportation end markets, partially offset by sales declines in the sensors end market.
●	Industrial Solutions—Our net sales increased 17.6% primarily as a result of sales increases in the industrial equipment end market.
●	Communications Solutions—Our net sales increased 20.8% due primarily to sales increases in the data and devices end market.
●	Fiscal 2022 included an additional week which contributed $306 million in net sales.
●	During fiscal 2022, our shareholders approved a dividend payment to shareholders of $2.24 per share, payable in four equal quarterly installments of $0.56 beginning in the third quarter of fiscal 2022 and ending in the second quarter of fiscal 2023.
●	Net cash provided by continuing operating activities was $2,468 million in fiscal 2022.

Economic Conditions

Our business and operating results have been and will continue to be affected by worldwide economic conditions. The global economy has been impacted by the COVID-19 pandemic and the military conflict between Russia and Ukraine as well as supply chain disruptions and inflationary cost pressures. See “Russia-Ukraine Military Conflict” and “COVID-19 Pandemic” for additional information.

Our business operates globally and changes in foreign currency exchange rates may have a significant impact on our results. Foreign currency translation negatively impacted our net sales by $723 million in fiscal 2022 as compared to fiscal 2021. We expect translation to continue to have a negative impact on our operating results in fiscal 2023. We expect translation to negatively impact our net sales by approximately $1 billion in fiscal 2023 as compared to fiscal 2022 as a result of continued strength of the U.S. dollar against other currencies.

We are monitoring the current environment and its potential effects on our customers and the end markets we serve. As a result of inflationary pressure, we have implemented price increases for a number of our products. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

Russia-Ukraine Military Conflict

We are monitoring the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We suspended our business operations in Russia, and our operations in Ukraine have been reduced to focus on the safety of our employees. We have experienced increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The increased costs and supply chain disruptions resulting from the conflict have not been material to our business, and we have been able to partially mitigate them through price increases or productivity. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict has not had a significant impact on our business, financial condition, or result of operations during fiscal 2022.

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

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns and travel restrictions in affected areas. The pandemic had a negative impact on certain of our businesses in fiscal 2021 and continued to impact certain of our operations in China for a period of time in fiscal 2022. The pandemic has not had a significant impact on our ability to staff our operations, and we do not expect that it will continue to have a significant impact on our businesses globally in the near term. Throughout our operations, we implemented additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

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

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the further spread of the virus, variant strains of the virus, and the resumption of high levels of infections and hospitalizations as well as the success of public health advancements, including vaccine production and distribution. While certain of our operations were shut down in China for a period of time in fiscal 2022, we do not expect the COVID-19 pandemic to have a significant impact on our businesses globally in the near term. However, it may have a negative impact on our financial condition and results of operations in future periods.

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

Outlook

In the first quarter of fiscal 2023, we expect our net sales to be approximately $3.75 billion as compared to $3.8 billion in the first quarter of fiscal 2022. We expect diluted earnings per share from continuing operations to be approximately $1.31 per share in the first quarter of fiscal 2023. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $400 million and $0.19 per share, respectively, in the first quarter of fiscal 2023 as compared to the same period of fiscal 2022. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

During fiscal 2022, we acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition.

We acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired, during fiscal 2021. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2022		2021

	($ in millions)
Transportation Solutions	$9,219	56%	$8,974	60%
Industrial Solutions	4,520	28	3,844	26
Communications Solutions	2,542	16	2,105	14
Total	$16,281	100%	$14,923	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2022 versus Fiscal 2021
	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$245	2.7%	$727	8.1%	$(482)	$—
Industrial Solutions	676	17.6	638	16.6	(187)	225
Communications Solutions	437	20.8	438	20.8	(54)	53
Total	$1,358	9.1%	$1,803	12.1%	$(723)	$278

Net sales increased $1,358 million, or 9.1%, in fiscal 2022 as compared to fiscal 2021. The increase in net sales resulted from organic net sales growth of 12.1% and net sales contributions of 1.9% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 4.9% due to the weakening of certain foreign currencies. In fiscal 2022, pricing actions positively affected organic net sales by $509 million. Fiscal 2022 included an additional week which contributed $306 million in net sales. The impact of the additional week was estimated using an average sales figure for the fourth quarter of the fiscal year. See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Asia–Pacific, EMEA, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 140 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2022. The percentage of net sales in fiscal 2022 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	43%
Euro	29
Chinese renminbi	17
Japanese yen	5
All others	6
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2022		2021

	($ in millions)
Asia–Pacific	$5,771	35%	$5,374	36%
EMEA	5,707	35	5,471	37
Americas	4,803	30	4,078	27
Total	$16,281	100%	$14,923	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2022 versus Fiscal 2021
	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)

	($ in millions)
Asia–Pacific	$397	7.4%	$543	10.1%	$(200)	$54
EMEA	236	4.3	595	10.9	(520)	161
Americas	725	17.8	665	16.3	(3)	63
Total	$1,358	9.1%	$1,803	12.1%	$(723)	$278

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2022		2021	Change

	($ in millions)
Cost of sales	$11,037	(1)	$10,036	$1,001
As a percentage of net sales	67.8%		67.3%

Gross margin	$5,244	(1)	$4,887	$357
As a percentage of net sales	32.2%		32.7%
(1)	Fiscal 2022 included an additional week.

In fiscal 2022, gross margin increased $357 million as compared to fiscal 2021 primarily as a result of higher volume and the positive impact of pricing actions, partially offset by inflationary pressure on material and operating costs and the negative impact of foreign currency translation.

We use a wide variety of raw materials in the manufacture of our products, and cost of sales and gross margin are subject to variability in raw material prices. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including the impacts of the COVID-19 pandemic, supply chain disruptions, and inflationary cost pressures. As a result, we have experienced shortages and price increases in some of our input materials—including copper, gold, silver, and palladium—however, we have been able to initiate pricing actions which have partially offset these impacts. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		Fiscal
	Measure	2022	2021
Copper	Lb.	$4.08	$3.19
Gold	Troy oz.	1,828	1,690
Silver	Troy oz.	24.23	21.63
Palladium	Troy oz.	2,337	2,276

In fiscal 2022, we purchased approximately 215 million pounds of copper, 129,000 troy ounces of gold, 2.7 million troy ounces of silver, and 13,000 troy ounces of palladium. We expect to purchase approximately 215 million pounds of copper, 125,000 troy ounces of gold, 2.7 million troy ounces of silver, and 10,000 troy ounces of palladium in fiscal 2023.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2022		2021	Change

	($ in millions)
Selling, general, and administrative expenses	$1,584	(1)	$1,512	$72
As a percentage of net sales	9.7%		10.1%

Restructuring and other charges, net	$141		$233	$(92)
(1)	Fiscal 2022 included an additional week.

Selling, General, and Administrative Expenses. In fiscal 2022, selling, general, and administrative expenses increased $72 million as compared to fiscal 2021 due primarily to increased selling expenses to support higher sales levels, the impact of inflation, and incremental expenses attributable to recent acquisitions, partially offset by the positive impact of foreign currency translation.

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

During fiscal 2022 and 2021, we initiated restructuring programs associated with footprint consolidation and cost structure improvements across all segments. We incurred net restructuring and related charges of $153 million, of which $16 million was recorded in cost of sales, in fiscal 2022 and $208 million in fiscal 2021. Annualized cost savings related to actions initiated in fiscal 2022 are expected to be approximately $120 million and are expected to be realized by the end of fiscal 2025. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2023, we expect total restructuring charges to be approximately $150 million and total spending, which will be funded with cash from operations, to be approximately $165 million.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2022		2021	Change

	($ in millions)
Operating income	$2,756	(1)	$2,434	$322
Operating margin	16.9%		16.3%
(1)	Fiscal 2022 included an additional week.

Operating income included the following:

	Fiscal
	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$45	$31
Charges associated with the amortization of acquisition-related fair value adjustments	8	3
	53	34
Restructuring and other charges, net	141	233
Restructuring-related charges recorded in cost of sales	16	—
Total	$210	$267

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2022	2021	Change

	($ in millions)
Other income (expense), net	$28	$(17)	$45

Income tax expense	306	123	183
Effective tax rate	11.2%	5.2%

Other Income (Expense). We recorded net periodic pension benefit credit of $25 million and cost of $12 million in net other income (expense) in fiscal 2022 and 2021, respectively. See Note 14 to the Consolidated Financial Statements for additional information regarding our retirement plans. Also, in fiscal 2022, we recorded other income of $11 million related to an indemnification receivable associated with an income tax audit. See Note 15 to the Consolidated Financial Statements for further information regarding income taxes.

Income Taxes. See Note 15 to the Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate.

The valuation allowance for deferred tax assets was $7,112 million and $2,729 million at fiscal year end 2022 and 2021, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2022, certain subsidiaries had approximately $33.6 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2022		2021

	($ in millions)
Automotive	$6,527	71%	$6,379	71%
Commercial transportation	1,582	17	1,467	16
Sensors	1,110	12	1,128	13
Total	$9,219	100%	$8,974	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2022 versus Fiscal 2021
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation

	($ in millions)
Automotive	$148	2.3%	$515	8.1%	$(367)
Commercial transportation	115	7.8	178	12.1	(63)
Sensors	(18)	(1.6)	34	3.0	(52)
Total	$245	2.7%	$727	8.1%	$(482)

Net sales in the Transportation Solutions segment increased $245 million, or 2.7%, in fiscal 2022 from fiscal 2021 as a result of organic net sales growth of 8.1%, partially offset by the negative impact of foreign currency translation of 5.4%. Fiscal 2022 included an additional week which contributed $180 million in net sales. In fiscal 2022, pricing actions positively affected organic net sales by $330 million. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 8.1% in fiscal 2022 with increases of 9.8% in the Americas region, 9.7% in the Asia–Pacific region, and 5.7% in the EMEA region. Our organic net sales growth across all regions was attributable primarily to increased content per vehicle. Global automotive production was consistent with fiscal 2021 levels.
●	Commercial transportation—Our organic net sales increased 12.1% in fiscal 2022 due primarily to growth in the Americas and EMEA regions driven by content and share gains.
●	Sensors—Our organic net sales increased 3.0% in fiscal 2022 as a result of growth in industrial applications, partially offset by declines in transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	Fiscal
	2022		2021	Change

	($ in millions)
Operating income	$1,534	(1)	$1,526	$8
Operating margin	16.6%		17.0%
(1)	Fiscal 2022 included an additional week.

Operating income in the Transportation Solutions segment increased $8 million in fiscal 2022 as compared to fiscal 2021. Excluding the items below, operating income decreased in fiscal 2022 primarily as a result of inflationary pressure on material and operating costs and the negative impact of foreign currency translation, partially offset by the positive impact of pricing actions and higher volume.

	Fiscal
	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$16	$15
Charges associated with the amortization of acquisition-related fair value adjustments	—	3
	16	18
Restructuring and other charges, net	68	135
Total	$84	$153

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2022		2021

	($ in millions)
Industrial equipment	$1,934	43%	$1,397	36%
Aerospace, defense, and marine	1,087	24	1,035	27
Energy	804	18	738	19
Medical	695	15	674	18
Total	$4,520	100%	$3,844	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2022 versus Fiscal 2021
	Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	(Divestitures)

	($ in millions)
Industrial equipment	$537	38.4%	$400	28.5%	$(100)	$237
Aerospace, defense, and marine	52	5.0	91	8.7	(38)	(1)
Energy	66	8.9	119	16.0	(42)	(11)
Medical	21	3.1	28	4.2	(7)	—
Total	$676	17.6%	$638	16.6%	$(187)	$225

In the Industrial Solutions segment, net sales increased $676 million, or 17.6%, in fiscal 2022 from fiscal 2021 due to organic net sales growth of 16.6% and net sales contributions of 5.9% from acquisitions and divestitures, partially offset by the negative impact of foreign currency translation of 4.9%. Fiscal 2022 included an additional week which contributed $84 million in net sales. In fiscal 2022, pricing actions positively affected organic net sales by $147 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 28.5% in fiscal 2022 as a result of growth in all regions and continued strength in factory automation and controls applications.
●	Aerospace, defense, and marine—Our organic net sales increased 8.7% in fiscal 2022 due primarily to growth in the commercial aerospace market and, to a lesser degree, the defense market.
●	Energy—Our organic net sales increased 16.0% in fiscal 2022 due to growth across all regions and continued strength in renewable energy applications.

●	Medical—Our organic net sales increased 4.2% in fiscal 2022 as a result of market growth in surgical and imaging as well as interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2022		2021	Change

	($ in millions)
Operating income	$620	(1)	$469	$151
Operating margin	13.7%		12.2%
(1)	Fiscal 2022 included an additional week.

Operating income in the Industrial Solutions segment increased $151 million in fiscal 2022 from fiscal 2021. Excluding the items below, operating income increased in fiscal 2022 primarily as a result of higher volume and the positive impact of pricing actions, partially offset by inflationary pressure on material and operating costs.

	Fiscal
	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$24	$15
Charges associated with the amortization of acquisition-related fair value adjustments	8	—
	32	15
Restructuring and other charges, net	50	73
Restructuring-related charges recorded in cost of sales	16	—
Total	$98	$88

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2022		2021

	($ in millions)
Data and devices	$1,576	62%	$1,198	57%
Appliances	966	38	907	43
Total	$2,542	100%	$2,105	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2022 versus Fiscal 2021
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisitions

	($ in millions)
Data and devices	$378	31.6%	$355	29.6%	$(30)	$53
Appliances	59	6.5	83	9.2	(24)	—
Total	$437	20.8%	$438	20.8%	$(54)	$53

Net sales in the Communications Solutions segment increased $437 million, or 20.8%, in fiscal 2022 as compared to fiscal 2021 due primarily to organic net sales growth of 20.8%. Fiscal 2022 included an additional week which contributed $42 million in net sales. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 29.6% in fiscal 2022 as a result of market strength in all regions and content and share gains.
●	Appliances—Our organic net sales increased 9.2% in fiscal 2022 due to sales growth in the Americas and EMEA regions resulting primarily from share gains, partially offset by declines in the Asia–Pacific region.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	Fiscal
	2022		2021	Change

	($ in millions)
Operating income	$602	(1)	$439	$163
Operating margin	23.7%		20.9%
(1)	Fiscal 2022 included an additional week.

In the Communications Solutions segment, operating income increased $163 million in fiscal 2022 as compared to fiscal 2021. Excluding the items below, operating income increased due primarily to higher volume, partially offset by inflationary pressure on material and operating costs.

	Fiscal
	2022	2021

	(in millions)
Acquisition and integration costs	$5	$1
Restructuring and other charges, net	23	25
Total	$28	$26

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

As of fiscal year end 2022, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2022, we had approximately $7.0 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by continuing operating activities decreased $208 million to $2,468 million in fiscal 2022 as compared to $2,676 million in fiscal 2021. The decrease resulted primarily from the impact of increased working capital levels, partially offset by higher pre-tax income. The amount of income taxes paid, net of refunds, during fiscal 2022 and 2021 was $421 million and $371 million, respectively.

Pension contributions were $42 million and $61 million in fiscal 2022 and 2021, respectively. We expect pension contributions to be $43 million in fiscal 2023, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 14 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $768 million and $690 million in fiscal 2022 and 2021, respectively. We expect fiscal 2023 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2022, we acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired. We acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired, during fiscal 2021. See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2022 and 2021 was $4,206 million and $4,092 million, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2022, TEGSA, our wholly-owned subsidiary, issued $600 million aggregate principal amount of 2.50% senior notes due in February 2032. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2022 or 2021.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility), (2) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) the Term SOFR for a one-month interest period plus 1%, (3) an alternative currency daily rate, or (4) an alternative currency term rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2022, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. At fiscal year end 2022, TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45%. TEGSA had no commercial paper outstanding at fiscal year end 2021.

TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $685 million and $647 million in fiscal 2022 and 2021, respectively. See Note 17 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

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

In fiscal 2022, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately ten million of our common shares for $1,409 million and approximately seven million of our common shares for $904 million under the share repurchase program during fiscal 2022 and 2021, respectively. At fiscal year end 2022, we had $1.7 billion of availability remaining under our share repurchase authorization.

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

	Fiscal Year End
	2022	2021

	(in millions)
Balance Sheet Data:
Total current assets	$1,400	$452
Total noncurrent assets(1)	2,769	1,829

Total current liabilities	1,937	1,144
Total noncurrent liabilities(2)	15,871	12,443
(1)	Includes $2,601 million and $1,810 million as of fiscal year end 2022 and 2021, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $12,582 million and $8,832 million as of fiscal year end 2022 and 2021, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2022	2021

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(35)	$(486)
Net loss	(35)	(479)

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2023 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $127 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $115 million as of fiscal year end 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other material obligations at fiscal year end 2022:

	Payments Due
	In Fiscal 2023	Thereafter	Total

	(in millions)
Long-term debt:
Principal payments(1)	$914	$3,330	$4,244
Interest payments on debt(2)	93	720	813
Operating leases(3)	126	334	460
Purchase obligations(4)	1,150	39	1,189
Total contractual cash obligations(5)(6)	$2,283	$4,423	$6,706
(1)	See Note 10 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2022 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 11 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $287 million and related accrued interest and penalties of $54 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $43 million to pension plans in fiscal 2023, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and the resulting investigations by the agencies remain ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2022, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2022 and determined that no impairment existed.

Income Taxes

In determining pre-tax income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the income tax return and financial statement recognition of revenue and expense.

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

Pension Plans

Our defined benefit pension plan expense and obligations are developed from actuarial assumptions. The funded status of our plans is recognized on the Consolidated Balance Sheets and is measured as the difference between the fair value of plan assets and the projected benefit obligation at the measurement date. The projected benefit obligation represents the actuarial present value of benefits projected to be paid upon retirement factoring in estimated future compensation levels. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustees of the funds. The benefits under our defined benefit pension plans are based on various factors, such as years of service and compensation.

Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants, or, for inactive plans, over the remaining life expectancy of participants.

Two critical assumptions in determining pension expense and obligations are discount rates and expected long-term returns on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. Discount rates represent the market rate for high-quality fixed income investments and are used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in discount rates increases the present value of pension benefit obligations. At fiscal year end 2022, a 25-basis-point decrease in discount rates would have increased the present value of our pension obligations by $64 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $61 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rates of return on plan assets. A 50-basis-point decrease or increase in the expected long-term returns on plan assets would have increased or decreased, respectively, our fiscal 2022 pension expense by $11 million.

At fiscal year end 2022, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2022, our target asset allocation is 67% return-seeking and 33% liability-hedging.

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

Forward-Looking Information

Certain statements in this Annual Report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements also include statements addressing our environmental, social, governance, and sustainability plans and goals. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “aspire,” “estimate,” “predict,” “potential,” “goal,” “target,” “continue,” “may,” and “should,” or the negative of these terms or similar expressions.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward- looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;

●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries, and volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2022 market rates would have changed the unrealized value of our contracts by $151 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2021 market rates would have changed the unrealized value of our contracts by $240 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. There were no such contracts and no floating rate debt outstanding at fiscal year end 2022 or 2021.

We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. At fiscal year end 2021, we had forward starting interest rate swap contracts which had an aggregate notional value of $450 million and were designated as cash flow hedges. There were no forward starting interest rate swap contracts at fiscal year end 2022.

We utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2022, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net loss position of $82 million and had a notional value of $566 million. At fiscal year end 2021, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $1 million and had a notional value of $512 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2022 prices would have changed the unrealized value of our forward contracts by $48 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2021 prices would have changed the unrealized value of our forward contracts by $51 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

Consolidated Balance Sheets as of September 30, 2022 and September 24, 2021

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 30, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 30, 2022, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2023 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” and “Compensation of Non-Employee Directors” in our 2023 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2022 with respect to common shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	6,695,144	$101.97	15,161,811
Equity compensation plans not approved by security holders(2)	624,434	81.18	—
Total	7,319,578		15,161,811
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), and the Tyco Electronics Limited Savings Related Share Plan. The 2007 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 69,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)	In connection with an acquisition in fiscal 2011, we assumed equity awards issued under plans sponsored by the acquired business and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8. Those plans have since expired, and no additional grants will be made from them. Previously granted awards under the plans will continue to be settled in TE Connectivity common shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2007 Plan, the Tyco Electronics Limited Savings Related Plan, and the Employee Stock Purchase Plan. The 2007 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2007 Plan and the Tyco Electronics Limited Savings Plan are increased by forfeitures and cancellations, among other factors. Amounts include 885,786 shares remaining available for issuance under our Tyco Electronics Limited Savings Related Share Plan and 3,822,731 shares remaining available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2023 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2023 Proxy Statement under the caption “Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
2.1		Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC(1)	Current Report on Form 8-K	2.1	September 17, 2018
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1	May 19, 2022
3.2		Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2	March 6, 2015
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014
4.2(d)		Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015
4.2(e)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(f)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(g)		Sixteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 14, 2020	Current Report on Form 8-K	4.1	February 14, 2020

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
4.2(h)		Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021	Current Report on Form 8-K	4.1	February 16, 2021
4.2(i)		Eighteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsch Bank Trust Company Americas, as trustee, dated February 4, 2022	Current Report on Form 8-K	4.1	February 4, 2022
10.1		Amended and Restated Five-Year Senior Credit Agreement dated as of November 14, 2018 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	November 14, 2018
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of June 1, 2021, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	June 1, 2021
10.3	*

Second Amendment to Amended and Restated Credit Agreement, dated as of October 14, 2022, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent

10.4	‡	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.3	November 9, 2021
10.5	‡	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of September 17, 2020)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.4	November 9, 2021
10.6	‡	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of September 22, 2021)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.5	November 9, 2021
10.7	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011
10.8	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.9	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.10	‡	Form of Option Award Terms and Conditions for Option Grants beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.1	January 28, 2021
10.11	‡*	Form of Option Award Terms and Conditions for Option Grants beginning in November 2021
10.12	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.11	November 12, 2019
10.13	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.2	January 28, 2021
10.14	‡*	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2021
10.15	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.15	November 12, 2019
10.16	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2021	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.3	January 28, 2021
10.17	‡*	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2022
10.18	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (amended and restated as of December 17, 2014)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015
10.19	‡	TE Connectivity Severance Plan for U.S. Executives (amended and restated as of September 13, 2018)	Annual Report on Form 10-K for the fiscal year ended September 28, 2018	10.15	November 13, 2018
10.20	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007
10.21	‡	TE Connectivity Supplemental Savings and Retirement Plan (amended and restated as of January 1, 2021)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.19	November 9, 2021
10.22	‡	TE Connectivity Ltd. Savings Related Share Plan (amended and restated as of March 14, 2018)	Current Report on Form 8-K	10.1	March 14, 2018

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.23		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016
10.24	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated as of March 9, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.20	November 14, 2017
10.25	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015
10.26	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015
10.27	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016
10.28	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015	Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017	10.1	January 24, 2018
10.29	‡	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.4	January 28, 2021
10.30		Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.28	November 12, 2019
21.1	*	Subsidiaries of TE Connectivity Ltd.
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(2)(3)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(3)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(3)

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Exhibit	Date Filed with the SEC
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(3)
104	Cover Page Interactive Data File(4)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
(1)	The schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(3)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(4)	Formatted in Inline XBRL and contained in exhibit 101

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

Date: November 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 15, 2022
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President,
Heath A. Mitts	Chief Financial Officer, and Director	November 15, 2022
(Principal Financial Officer)

/s/ Robert J. Ott	Senior Vice President and
Robert J. Ott	Corporate Controller	November 15, 2022
(Principal Accounting Officer)

*	Director	November 15, 2022
Carol A. Davidson

*	Director	November 15, 2022
Lynn A. Dugle

*	Director	November 15, 2022
William A. Jeffrey

*	Director	November 15, 2022
Syaru Shirley Lin

*	Director	November 15, 2022
Thomas J. Lynch

*	Director	November 15, 2022
Yong Nam

*	Director	November 15, 2022
Abhijit Y. Talwalkar

*	Director	November 15, 2022
Mark C. Trudeau

Signature	Title	Date

*	Director	November 15, 2022
Dawn C. Willoughby

*	Director	November 15, 2022
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
Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 30, 2022 and September 24, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and September 24, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $7.1 billion has been recorded to offset the Company’s gross deferred tax assets as of September 30, 2022 of $9.8 billion.

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

November 15, 2022

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the fiscal year ended September 30, 2022, of the Company and our report dated November 15, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 15, 2022

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

	Fiscal
	2022	2021	2020

	(in millions, except per share data)
Net sales	$16,281	$14,923	$12,172
Cost of sales	11,037	10,036	8,437
Gross margin	5,244	4,887	3,735
Selling, general, and administrative expenses	1,584	1,512	1,392
Research, development, and engineering expenses	718	677	613
Acquisition and integration costs	45	31	36
Restructuring and other charges, net	141	233	257
Impairment of goodwill	—	—	900
Operating income	2,756	2,434	537
Interest income	15	17	15
Interest expense	(66)	(56)	(48)
Other income (expense), net	28	(17)	20
Income from continuing operations before income taxes	2,733	2,378	524
Income tax expense	(306)	(123)	(783)
Income (loss) from continuing operations	2,427	2,255	(259)
Income from discontinued operations, net of income taxes	1	6	18
Net income (loss)	$2,428	$2,261	$(241)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$7.51	$6.83	$(0.78)
Income from discontinued operations	—	0.02	0.05
Net income (loss)	7.52	6.85	(0.73)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$7.47	$6.77	$(0.78)
Income from discontinued operations	—	0.02	0.05
Net income (loss)	7.47	6.79	(0.73)

Weighted-average number of shares outstanding:
Basic	323	330	332
Diluted	325	333	332

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

	Fiscal
	2022	2021	2020

	(in millions)
Net income (loss)	$2,428	$2,261	$(241)
Other comprehensive income (loss):
Currency translation	(510)	144	(11)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	259	138	34
Gains (losses) on cash flow hedges, net of income taxes	(95)	(3)	40
Other comprehensive income (loss)	(346)	279	63
Comprehensive income (loss)	2,082	2,540	(178)
Less: comprehensive (income) loss attributable to noncontrolling interests	19	(2)	(5)
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$2,101	$2,538	$(183)

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and September 24, 2021

	Fiscal Year End
	2022	2021

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$1,088	$1,203
Accounts receivable, net of allowance for doubtful accounts of $45 and $41, respectively	2,865	2,928
Inventories	2,676	2,511
Prepaid expenses and other current assets	639	621
Total current assets	7,268	7,263
Property, plant, and equipment, net	3,567	3,778
Goodwill	5,258	5,590
Intangible assets, net	1,288	1,549
Deferred income taxes	2,498	2,499
Other assets	903	783
Total assets	$20,782	$21,462
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$914	$503
Accounts payable	1,593	1,911
Accrued and other current liabilities	2,125	2,242
Total current liabilities	4,632	4,656
Long-term debt	3,292	3,589
Long-term pension and postretirement liabilities	695	1,139
Deferred income taxes	244	181
Income taxes	304	302
Other liabilities	718	847
Total liabilities	9,885	10,714
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	95	114
Shareholders' equity:
Common shares, CHF 0.57 par value, 330,830,781 shares authorized and issued, and 336,099,881 shares authorized and issued, respectively	146	148
Accumulated earnings	12,832	11,709
Treasury shares, at cost, 12,749,540 and 9,060,919 shares, respectively	(1,681)	(1,055)
Accumulated other comprehensive loss	(495)	(168)
Total shareholders' equity	10,802	10,634
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$20,782	$21,462

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at fiscal year end 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570
Net loss	—	—	—	—	—	(241)	—	(241)
Other comprehensive income	—	—	—	—	—	—	58	58
Share-based compensation expense	—	—	—	—	74	—	—	74
Dividends	—	—	—	—	—	(634)	—	(634)
Exercise of share options	—	—	1	55	—	—	—	55
Restricted share award vestings and other activity	—	—	1	143	(74)	(63)	—	6
Repurchase of common shares	—	—	(6)	(505)	—	—	—	(505)
Cancellation of treasury shares	(12)	(5)	12	975	—	(970)	—	—
Balance at fiscal year end 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net income	—	—	—	—	—	2,261	—	2,261
Other comprehensive income	—	—	—	—	—	—	277	277
Share-based compensation expense	—	—	—	—	94	—	—	94
Dividends	—	—	—	—	—	(656)	—	(656)
Exercise of share options	—	—	2	167	—	—	—	167
Restricted share award vestings and other activity	—	—	1	89	(94)	17	—	12
Repurchase of common shares	—	—	(7)	(904)	—	—	—	(904)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—
Balance at fiscal year end 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	2,428	—	2,428
Other comprehensive loss	—	—	—	—	—	—	(327)	(327)
Share-based compensation expense	—	—	—	—	119	—	—	119
Dividends	—	—	—	—	—	(714)	—	(714)
Exercise of share options	—	—	—	54	—	—	—	54
Restricted share award vestings and other activity	—	—	1	20	(119)	116	—	17
Repurchase of common shares	—	—	(10)	(1,409)	—	—	—	(1,409)
Cancellation of treasury shares	(5)	(2)	5	709	—	(707)	—	—
Balance at fiscal year end 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

	Fiscal
	2022	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,428	$2,261	$(241)
Income from discontinued operations, net of income taxes	(1)	(6)	(18)
Income (loss) from continuing operations	2,427	2,255	(259)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	—	—	900
Depreciation and amortization	785	769	711
Deferred income taxes	(147)	(354)	535
Non-cash lease cost	131	120	108
Provision for losses on accounts receivable and inventories	70	46	14
Share-based compensation expense	119	94	74
Other	23	(61)	54
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	200	(518)	(63)
Inventories	(41)	(556)	(89)
Prepaid expenses and other current assets	50	(19)	51
Accounts payable	(396)	560	(80)
Accrued and other current liabilities	(398)	173	(99)
Income taxes	32	106	(9)
Other	(387)	61	143
Net cash provided by continuing operating activities	2,468	2,676	1,991
Net cash provided by discontinued operating activities	—	—	1
Net cash provided by operating activities	2,468	2,676	1,992
Cash flows from investing activities:
Capital expenditures	(768)	(690)	(560)
Proceeds from sale of property, plant, and equipment	106	86	17
Acquisition of businesses, net of cash acquired	(220)	(423)	(339)
Other	4	(10)	17
Net cash used in investing activities	(878)	(1,037)	(865)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	370	—	(219)
Proceeds from issuance of debt	588	661	593
Repayment of debt	(558)	(708)	(352)
Proceeds from exercise of share options	54	167	55
Repurchase of common shares	(1,412)	(831)	(523)
Payment of common share dividends to shareholders	(685)	(647)	(625)
Other	(41)	(28)	(33)
Net cash used in continuing financing activities	(1,684)	(1,386)	(1,104)
Net cash used in discontinued financing activities	—	—	(1)
Net cash used in financing activities	(1,684)	(1,386)	(1,105)
Effect of currency translation on cash	(21)	5	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(115)	258	18
Cash, cash equivalents, and restricted cash at beginning of fiscal year	1,203	945	927
Cash, cash equivalents, and restricted cash at end of fiscal year	$1,088	$1,203	$945

Supplemental cash flow information:
Interest paid on debt, net	$58	$58	$50
Income taxes paid, net of refunds	421	371	257

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

We operate through three reportable segments:

●	Transportation Solutions—The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.
●	Industrial Solutions—The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the industrial equipment; aerospace, defense, and marine; energy; and medical markets.
●	Communications Solutions—The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2022 was 53 weeks in length and ended on September 30, 2022; fiscal 2021 and 2020 were each 52 weeks in length and ended on September 24, 2021 and September 25, 2020, respectively. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2022, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2022, 2021, and 2020 were $610 million, $612 million, and $539 million, respectively.

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

We determine the fair value of our financial instruments using methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions are used to determine the fair value of financial instruments, including derivatives.

The cash flows related to derivative financial instruments are reported in the operating activities section of the Consolidated Statements of Cash Flows.

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term S&P, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2022, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and, prior to maturity, exchanged cash collateral with the counterparties to certain of our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. These instruments are recorded on the Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 10 for disclosure of the fair value of debt. The following is a description of the valuation methodologies used for the respective financial instruments:

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

Pension Plans

The funded status of our defined benefit pension plans is recognized on the Consolidated Balance Sheets and is measured as the difference between the fair value of plan assets and the projected benefit obligation at the measurement date. The projected benefit obligation represents the actuarial present value of benefits projected to be paid upon retirement factoring in estimated future compensation levels. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustees of the funds. The benefits under our defined benefit pension plans are based on various factors, such as years of service and compensation.

Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants, or, for inactive plans, over the remaining life expectancy of participants.

The measurement of benefit obligations and net periodic benefit cost is based on estimates and assumptions determined by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected returns on plan assets, rates of compensation increases, interest crediting rates, and mortality rates.

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

Leases

We account for leases in accordance with of ASC 842, Leases. We have facility, land, vehicle, and equipment leases that expire at various dates. We determine if a contract qualifies as a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the identified asset and the right to direct the use of the identified asset.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date of the lease based on the present value of remaining lease payments over the lease term. Lease ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent the obligation to make lease payments arising from the leases. We do not recognize ROU assets or lease liabilities that arise from short-term leases. Since our lease contracts do not contain a readily determinable implicit rate, we determine a fully-collateralized incremental borrowing rate that reflects a similar term to the lease and the economic environment of the applicable country or region in which the asset is leased.

We have elected to account for fixed lease and non-lease components in our real estate leases as a single lease component; other leases generally do not contain non-lease components. The non-lease components in our real estate leases include logistics services, warehousing, and other operational costs. Many of these costs are variable, fluctuating based on services provided, such as pallets shipped in and out of a location or square footage of space occupied. These costs, and any other variable rental costs, are excluded from our ROU assets and lease liabilities and are expensed as incurred. Some of our leases may include options to either renew or early terminate the lease. The exercise of these options is generally at our sole discretion and would only occur if there is an economic, financial, or business reason to do so. Such options are included in the lease term if we determine it is reasonably certain they will be exercised.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-04 to enhance transparency and introduce new disclosures related to a buyer’s use of supplier finance programs. This update is effective for us in the first quarter of fiscal 2024. We are currently assessing the impact of adopting the update, but do not expect adoption to have a material impact on our Consolidated Financial Statements.

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2022	2021	2020

	(in millions)
Restructuring charges, net	$137	$208	$257
Impairment of held for sale businesses and loss on divestitures, net	4	21	—
Other charges, net	—	4	—
Restructuring and other charges, net	$141	$233	$257

Net restructuring and related charges by segment were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Transportation Solutions	$80	$135	$113
Industrial Solutions	34	50	102
Communications Solutions	23	23	42
Restructuring charges, net	137	208	257
Plus: charges included in cost of sales(1)	16	—	—
Restructuring and related charges, net	$153	$208	$257
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning					Currency	End
	of Fiscal		Changes in	Cash	Non-Cash	Translation	of Fiscal
	Year	Charges	Estimate	Payments	Items	and Other	Year

	(in millions)
Fiscal 2022 Activity:
Fiscal 2022 Actions:
Employee severance	$—	$126	$—	$(15)	$—	$(3)	$108
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment and other non-cash charges	—	33	—	—	(33)	—	—
Total	—	161	—	(16)	(33)	(3)	109
Fiscal 2021 Actions:
Employee severance	152	2	(8)	(83)	—	(14)	49
Facility and other exit costs	2	5	—	(7)	—	—	—
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	154	10	(8)	(90)	(3)	(14)	49
Fiscal 2020 Actions:
Employee severance	104	—	(17)	(27)	—	(11)	49
Facility and other exit costs	15	—	(2)	(5)	—	(1)	7
Property, plant, and equipment	—	4	(3)	—	(1)	—	—
Total	119	4	(22)	(32)	(1)	(12)	56
Pre-Fiscal 2020 Actions:
Employee severance	31	—	—	(14)	—	(3)	14
Facility and other exit costs	—	8	—	(8)	—	—	—
Total	31	8	—	(22)	—	(3)	14
Total fiscal 2022 activity	$304	$183	$(30)	$(160)	$(37)	$(32)	$228
Fiscal 2021 Activity:
Fiscal 2021 Actions:
Employee severance	$—	$199	$(17)	$(26)	$—	$(4)	$152
Facility and other exit costs	—	4	—	(2)	—	—	2
Property, plant, and equipment	—	9	—	—	(9)	—	—
Total	—	212	(17)	(28)	(9)	(4)	154
Fiscal 2020 Actions:
Employee severance	180	5	—	(84)	—	3	104
Facility and other exit costs	8	11	—	(4)	—	—	15
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	188	23	—	(88)	(7)	3	119
Pre-Fiscal 2020 Actions:
Employee severance	93	—	(9)	(53)	—	—	31
Facility and other exit costs	4	2	—	(6)	—	—	—
Property, plant, and equipment	—	—	(3)	—	3	—	—
Total	97	2	(12)	(59)	3	—	31
Total fiscal 2021 activity	$285	$237	$(29)	$(175)	$(13)	$(1)	$304
Fiscal 2020 Activity:
Fiscal 2020 Actions:
Employee severance	$—	$214	$—	$(35)	$—	$1	$180
Facility and other exit costs	—	8	—	—	—	—	8
Property, plant, and equipment	—	28	—	—	(28)	—	—
Total	—	250	—	(35)	(28)	1	188
Pre-Fiscal 2020 Actions:
Employee severance	261	7	(26)	(153)	—	4	93
Facility and other exit costs	3	17	—	(18)	—	2	4
Property, plant, and equipment	—	9	—	—	(9)	—	—
Total	264	33	(26)	(171)	(9)	6	97
Total fiscal 2020 activity	$264	$283	$(26)	$(206)	$(37)	$7	$285

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. In connection with this program, during fiscal 2022, we recorded restructuring and related charges of $161 million. We expect to complete all restructuring actions commenced during fiscal 2022 by the end of fiscal 2024 and to incur additional charges of approximately $24 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2022 program by segment as of fiscal year end 2022:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$99	$88	$11
Industrial Solutions	56	52	4
Communications Solutions	30	21	9
Total	$185	$161	$24

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during fiscal 2022 and 2021, we recorded net restructuring charges of $2 million and $195 million, respectively. We expect additional charges related to fiscal 2021 actions to be insignificant.

The following table summarizes charges incurred for the fiscal 2021 program by segment as of fiscal year end 2022:

Cumulative
Charges
Incurred
(in millions)
Transportation Solutions	$124
Industrial Solutions	49
Communications Solutions	24
Total	$197

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during fiscal 2022, 2021, and 2020, we recorded net restructuring credits of $18 million, charges of $23 million, and charges of $250 million, respectively. We expect that any additional charges related to fiscal 2020 actions will be insignificant.

Pre-Fiscal 2020 Actions

During fiscal 2022, 2021, and 2020, we recorded net restructuring charges of $8 million, credits of $10 million, and charges of $7 million, respectively, related to pre-fiscal 2020 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2020 will be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2022	2021

	(in millions)
Accrued and other current liabilities	$182	$236
Other liabilities	46	68
Restructuring reserves	$228	$304

4. Acquisitions

During fiscal 2022, we acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition.

We acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired, during fiscal 2021. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition. In fiscal 2021, due to the timing of two transactions that closed in the fourth quarter, we preliminarily allocated the purchase price of those acquisitions to goodwill and identifiable intangibles assets. During fiscal 2022, we finalized the purchase price allocation, which included the recognition of $25 million of cash acquired, and the associated goodwill was reduced. See Note 7 for additional information.

During fiscal 2020, we acquired five businesses, including First Sensor AG (“First Sensor”), for a combined cash purchase price of $336 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

In connection with our acquisition of approximately 72% of the outstanding shares of First Sensor, we and First Sensor entered into a Domination and Profit and Loss Transfer Agreement (“DPLTA”) which became effective in fiscal 2020. Under the terms of the DPLTA, First Sensor minority shareholders can elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. Our First Sensor noncontrolling interest balance, which was originally recorded at a fair value of €96 million at the acquisition date (equivalent to $107 million), is recorded as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheets as of fiscal year end 2022 and 2021 as the exercise of the put right by First Sensor minority shareholders is not within our control.

5. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2022	2021

	(in millions)
Raw materials	$390	$320
Work in progress	1,066	991
Finished goods	1,220	1,200
Inventories	$2,676	$2,511

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2022	2021

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$106	$128
Buildings and improvements	1,331	1,469
Machinery and equipment	7,727	8,308
Construction in process	609	614
	9,773	10,519
Accumulated depreciation	(6,206)	(6,741)
Property, plant, and equipment, net	$3,567	$3,778

Depreciation expense was $593 million, $576 million, and $529 million in fiscal 2022, 2021, and 2020, respectively.

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2020(1)	$1,527	$3,110	$587	$5,224
Acquisitions	—	307	—	307
Currency translation and other	22	29	8	59
Balance at fiscal year end 2021(1)	1,549	3,446	595	5,590
Acquisitions	—	—	141	141
Purchase price adjustments	—	(91)	—	(91)
Currency translation and other	(110)	(228)	(44)	(382)
Balance at fiscal year end 2022(1)	$1,439	$3,127	$692	$5,258
(1)	At fiscal year end 2022, 2021, and 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During fiscal 2022 and 2021, we recognized goodwill of $141 million and $307 million, respectively, in connection with new acquisitions. Also during fiscal 2022, we recognized purchase price adjustments in connection with prior year acquisitions, including two acquisitions that closed late in the fourth quarter of fiscal 2021. See Note 4 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2022 and determined that no impairment existed.

During the second quarter of fiscal 2020, as a result of current and projected declines in sales and profitability of the Sensors reporting unit of the Transportation Solutions segment, due in part to the impact of the COVID-19 pandemic and projected reductions in global automotive production as of March 2020, we determined that an indicator of impairment had occurred and goodwill impairment testing of this reporting unit was required. We determined the fair value of the Sensors reporting unit to be $1.0 billion as of March 27, 2020. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

charge of $900 million in the quarter ended March 27, 2020. No additional impairment was identified during our annual goodwill impairment test in the fourth quarter of fiscal 2020.

8. Intangible Assets, Net

Intangible assets consisted of the following:

	2022			2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,642	$(687)	$955	$1,766	$(660)	$1,106
Intellectual property	1,174	(852)	322	1,262	(832)	430
Other	16	(5)	11	19	(6)	13
Total	$2,832	$(1,544)	$1,288	$3,047	$(1,498)	$1,549

Intangible asset amortization expense was $192 million, $193 million, and $182 million for fiscal 2022, 2021, and 2020, respectively. At fiscal year end 2022, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2023	$185
Fiscal 2024	156
Fiscal 2025	141
Fiscal 2026	135
Fiscal 2027	117
Thereafter	554
Total	$1,288

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2022	2021

	(in millions)
Accrued payroll and employee benefits	$535	$690
Dividends payable to shareholders	356	327
Restructuring reserves	182	236
Income taxes payable	162	146
Lease liability	126	118
Share repurchase program payable	70	73
Deferred revenue	63	51
Interest payable	28	28
Other	603	573
Accrued and other current liabilities	$2,125	$2,242

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Debt

Debt was as follows:

	Fiscal Year End
	2022	2021

	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 3.45% at fiscal year end 2022	$370	$—
3.50% senior notes due 2022	—	500
1.10% euro-denominated senior notes due 2023	538	644
3.45% senior notes due 2024	350	350
0.00% euro-denominated senior notes due 2025	538	644
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
0.00% euro-denominated senior notes due 2029	538	644
2.50% senior notes due in 2032	600	—
7.125% senior notes due 2037	477	477
Other	83	110
	4,244	4,119
Unamortized discounts, premiums, and debt issuance costs, net	(38)	(29)
Effects of fair value hedge-designated interest rate swap contracts	—	2
Total debt	$4,206	$4,092

During fiscal 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $600 million aggregate principal amount of 2.50% senior notes due in February 2032. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2022 or 2021.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility), (2) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) the Term SOFR for a one-month interest period plus 1%, (3) an alternative currency daily rate, or (4) an alternative currency term rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

At fiscal year end 2022, principal payments required for debt are as follows:

(in millions)
Fiscal 2023	$914
Fiscal 2024	352
Fiscal 2025	540
Fiscal 2026	351
Fiscal 2027	401
Thereafter	1,686
Total	$4,244

The fair value of our debt, based on indicative valuations, was approximately $3,990 million and $4,465 million at fiscal year end 2022 and 2021, respectively.

11. Leases

The components of lease cost were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Operating lease cost	$131	$120	$108
Variable lease cost	52	49	49
Total lease cost	$183	$169	$157

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2022	2021

	($ in millions)
Operating lease ROU assets:
Other assets	$424	$444
Operating lease liabilities:
Accrued and other current liabilities	$126	$118
Other liabilities	308	334
Total operating lease liabilities	$434	$452

Weighted-average remaining lease term (in years)	5.3	5.2
Weighted-average discount rate	2.0%	1.2%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$122	$123	$108

ROU assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	135	123	28
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in accrued and other current liabilities.

At fiscal year end 2022, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2023	$126
Fiscal 2024	104
Fiscal 2025	81
Fiscal 2026	52
Fiscal 2027	29
Thereafter	68
Total lease payments	460
Less: interest	(26)
Present value of lease liabilities	$434

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and the resulting investigations by the agencies remain ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2022, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $44 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $127 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $115 million as of fiscal year end 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

During fiscal 2015, we entered into cross-currency swap contracts, which were designated as cash flow hedges, to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million at fiscal year end 2021. During fiscal 2022, certain contracts were terminated and the remaining contracts matured. Under the terms of the contracts that matured in fiscal 2022, we made interest payments in euros at 3.50% per annum and received interest in U.S. dollars at a weighted-average rate of 5.26% per annum. Upon maturity, we paid the notional value of the remaining contracts in euros and received U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract were required to provide cash collateral. As of fiscal year end 2022, all collateral positions related to these cross-currency swap contracts were settled.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2021, these cross-currency swap contracts were recorded on the Consolidated Balance Sheet as follows; there were no such balances at fiscal year end 2022:

Fiscal Year End
2021
(in millions)
Other liabilities	$20

At fiscal year end 2021, collateral received from or paid to our counterparties approximated the net derivative position. Collateral was recorded in accrued and other current liabilities when the contracts were in a net asset position, or prepaid expenses and other current assets when the contracts were in a net liability position on the Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(7)	$(6)	$28
Gains (losses) excluded from the hedging relationship(1)	70	(6)	(48)
Gains reclassified from other comprehensive income (loss) into selling, general, and administrative expenses	2	—	—
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $1,658 million and $3,798 million at fiscal year end 2022 and 2021, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,873 million and $1,430 million at fiscal year end 2022 and 2021, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.57% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2026, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$55	$3
Other assets	172	18
Accrued and other current liabilities	—	13
Other liabilities	—	18

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$516	$(12)	$(172)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	265	(22)	(69)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2022, we terminated forward starting interest rate swap contracts with an aggregate notional value of $450 million as a result of the issuance of our 2.50% senior notes due in 2032. At fiscal year end 2021, these forward starting interest rate swap contracts were recorded on the Consolidated Balance Sheet as follows; there were no such balances at fiscal year end 2022:

Fiscal Year End
2021
(in millions)
Prepaid expenses and other current assets	$7
Accrued and other current liabilities	38

The impacts of these forward starting interest rate swap contracts were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$13	$33	$(30)

We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $566 million and $512 million at fiscal year end 2022 and 2021, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2022	2021

	(in millions)
Prepaid expenses and other current assets	$2	$23
Accrued and other current liabilities	77	18
Other liabilities	7	4

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impacts of these commodity swap contracts were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(86)	$58	$60
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	22	92	11

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2022 and 2021.

14. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2022	2021	2020	2022	2021	2020

	($ in millions)
Operating expense:
Service cost	$38	$48	$52	$8	$12	$10
Other (income) expense:
Interest cost	32	30	25	26	30	36
Expected returns on plan assets	(55)	(57)	(61)	(47)	(52)	(59)
Amortization of net actuarial loss	24	32	41	3	9	9
Amortization of prior service credit	(5)	(6)	(6)	—	—	—
Settlement and curtailment losses (gains)	(3)	(2)	—	—	28	—
Net periodic pension benefit cost (credit)	$31	$45	$51	$(10)	$27	$(4)
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	1.37%	1.13%	1.01%	2.84%	2.57%	3.14%
Expected returns on plan assets	3.77%	3.65%	4.07%	5.90%	5.60%	6.50%
Rates of compensation increases	2.53%	2.50%	2.53%	—%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2022	2021	2022	2021

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,520	$2,519	$952	$1,219
Service cost	38	48	8	12
Interest cost	32	30	26	30
Actuarial (gains) losses	(660)	6	(204)	(46)
Benefits and administrative expenses paid	(82)	(85)	(65)	(80)
Settlements and curtailments	(10)	(67)	—	(183)
Currency translation	(353)	63	—	—
Other	17	6	—	—
Benefit obligation at end of fiscal year	1,502	2,520	717	952

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,582	1,537	833	968
Actual returns on plan assets	(320)	81	(158)	110
Employer contributions	40	43	2	18
Benefits and administrative expenses paid	(82)	(85)	(65)	(80)
Settlements	(10)	(52)	—	(183)
Currency translation	(235)	54	—	—
Other	14	4	—	—
Fair value of plan assets at end of fiscal year	989	1,582	612	833
Funded status	$(513)	$(938)	$(105)	$(119)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$92	$102	$—	$—
Accrued and other current liabilities	(25)	(30)	(4)	(4)
Long-term pension and postretirement liabilities	(580)	(1,010)	(101)	(115)
Net amount recognized	$(513)	$(938)	$(105)	$(119)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(176)	$(547)	$(149)	$(151)
Prior service (cost) credit	16	26	(1)	(1)
Total	$(160)	$(521)	$(150)	$(152)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	3.80%	1.37%	5.53%	2.84%
Rates of compensation increases	2.62%	2.53%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2022	2021	2022	2021

	(in millions)
Current year net actuarial gain (loss) recorded in accumulated other comprehensive income (loss)	$350	$16	$(1)	$103
Amortization of net actuarial loss(1)	21	34	3	37
Current year prior service cost recorded in accumulated other comprehensive income (loss)	(5)	(1)	—	—
Amortization of prior service (credit) cost(1)	(5)	(10)	—	1
	$361	$39	$2	$141
(1)	Includes amounts reflected as settlement and curtailment losses (gains) in the above net periodic pension benefit cost (credit) table.

As part of our continued effort to manage U.S. pension plan obligations, during fiscal 2021, we transferred approximately $190 million of U.S. pension plan liabilities to an insurance company through the purchase of a group annuity contract funded by a transfer of plan assets totaling approximately $180 million. As a result of this transaction, we recognized a settlement charge of $28 million, which was recorded in net other income (expense) on the Consolidated Statement of Operations.

In fiscal 2022, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates, partially offset by unfavorable asset performance, for our non-U.S. defined benefit pension plans as compared to fiscal 2021. In fiscal 2021, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of favorable asset performance and higher discount rates for our non-U.S. and U.S. defined benefit pension plans as compared to fiscal 2020.

In determining the expected returns on plan assets, we consider the relative weighting of plan assets by class and individual asset class performance expectations.

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

At fiscal year end 2022, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2022, our target asset allocation is 67% return-seeking and 33% liability-hedging.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2022	2021	Target	2022	2021
Asset category:
Equity securities	29%	22%	35%	67%	48%	51%
Fixed income	37	63	48	33	52	49
Other	34	15	17	—	—	—
Total	100%	100%	100%	100%	100%	100%

Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $39 million and $4 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2023. We may also make voluntary contributions at our discretion.

At fiscal year end 2022, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2023	$78	$63
Fiscal 2024	96	60
Fiscal 2025	75	60
Fiscal 2026	79	60
Fiscal 2027	82	59
Fiscal 2028-2032	475	281

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2022	2021	2022	2021

	(in millions)
Accumulated benefit obligation	$1,434	$2,410	$717	$952
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	598	1,027	717	918
Fair value of plan assets	43	75	612	798
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	689	1,166	717	918
Fair value of plan assets	84	128	612	798

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2022
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$159	$—	$159	$—	$161	$—	$161
Fixed income:
Government and corporate bonds(2)	—	6	—	6	—	—	—	—
Commingled fixed income funds(3)	—	534	—	534	—	306	—	306
Other(4)	—	141	—	141	—	14	—	14
Subtotal	$—	$840	$—	840	$—	$481	$—	481
Items to reconcile to fair value of plan assets(5)				149				131
Fair value of plan assets				$989				$612

	Fiscal Year End 2021
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$220	$—	$220	$—	$280	$—	$280
Fixed income:
Government and corporate bonds(2)	—	6	—	6	—	—	—	—
Commingled fixed income funds(3)	—	1,101	—	1,101	—	392	—	392
Other(4)	—	178	—	178	—	23	—	23
Subtotal	$—	$1,505	$—	1,505	$—	$695	$—	695
Items to reconcile to fair value of plan assets(5)				77				138
Fair value of plan assets				$1,582				$833
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Government and corporate bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.
(3)	Commingled fixed income funds are pooled investments in multiple fixed income-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(4)	Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2). Real estate investments include investments in commingled real estate funds and are valued at net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).
(5)	Items to reconcile to fair value of plan assets include certain investments containing no significant redemption restrictions that were measured at net asset value (“NAV”) using the NAV practical expedient available in ASC 820 and amounts receivable or payable for unsettled transactions and cash balances, both of which are considered to be carried at book value.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $59 million, $60 million, and $60 million for fiscal 2022, 2021, and 2020, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record-keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2022 and 2021, total deferred compensation liabilities were $206 million and $263 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $13 million and $16 million at fiscal year end 2022 and 2021, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2022, 2021, and 2020 was not significant.

15. Income Taxes

Income Tax Expense

Significant components of the income tax expense were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Current income tax expense (benefit):
U.S. Federal	$20	$3	$9
U.S. State	(19)	12	(23)
Non-U.S.	452	462	262
	453	477	248
Deferred income tax expense (benefit):
U.S. Federal	(90)	(24)	(16)
U.S. State	—	(15)	(10)
Non-U.S.	(57)	(315)	561
	(147)	(354)	535
Income tax expense	$306	$123	$783

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
U.S.	$(4)	$(336)	$(1,053)
Non-U.S.	2,737	2,714	1,577
Income from continuing operations before income taxes	$2,733	$2,378	$524

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense was as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$574	$499	$110
Adjustments to reconcile to the income tax expense:
U.S. state income tax benefit, net	(15)	(2)	(26)
Tax law changes	21	12	349
Tax credits	(13)	(13)	(13)
Non-U.S. net earnings(2)	(105)	(71)	(88)
Change in accrued income tax liabilities	(14)	37	30
Valuation allowance	(37)	(353)	231
Legal entity restructurings and intercompany transactions	(123)	19	—
Divestitures and goodwill impairments	—	—	185
Excess tax benefits from share-based payments	(15)	(21)	(6)
Other	33	16	11
Income tax expense	$306	$123	$783
(1)	The U.S. federal statutory rate was 21% for fiscal 2022, 2021, and 2020.
(2)	Excludes items which are separately presented.

The income tax expense for fiscal 2022 included a $124 million income tax benefit related to the tax impacts of certain intercompany transactions, a $64 million income tax benefit related primarily to a lapse of a statute of limitation, and a $51 million income tax benefit related to the release of a valuation allowance associated primarily with improved current and expected future operating profit and taxable income. In addition, the income tax expense for fiscal 2022 included $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower corporate tax rate enacted in the canton of Schaffhausen and $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during fiscal 2022.

The income tax expense for fiscal 2021 included a $353 million income tax benefit related to changes in valuation allowances, of which $327 million related to the net reduction in valuation allowances associated primarily with certain tax planning actions as well as improved current and expected future operating profit and taxable income. In addition, the income tax expense for fiscal 2021 included a $29 million income tax benefit related to an Internal Revenue Service approved change in the tax method of depreciating or amortizing certain assets and $23 million of income tax expense associated with the tax impacts of an intercompany transaction.

The income tax expense for fiscal 2020 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) and an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See “Swiss Tax Reform” and “Tax Sharing Agreement” below for additional information. In addition, the income tax expense for fiscal 2020 included $226 million of income tax expense related to increases to the valuation allowance for certain deferred tax assets, related primarily to the COVID-19 pandemic. As a result of the pandemic and its negative impact on our current and expected operating profit and taxable income, we believed it was more likely than not that a portion of our deferred tax assets would not be realized. The pre-tax goodwill impairment charge of $900 million recorded during fiscal 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes. See Note 7 for additional information regarding the impairment of goodwill.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2022	2021

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$317	$313
Tax loss and credit carryforwards	8,288	3,836
Inventories	62	46
Intangible assets	563	535
Pension and postretirement benefits	71	177
Deferred revenue	1	7
Interest	406	310
Unrecognized income tax benefits	1	4
Lease liabilities	81	94
Other	1	9
Gross deferred tax assets	9,791	5,331
Valuation allowance	(7,112)	(2,729)
Deferred tax assets, net of valuation allowance	2,679	2,602

Deferred tax liabilities:
Property, plant, and equipment	(101)	(97)
Write-down of investments in subsidiaries	(125)	(2)
Lease ROU assets	(79)	(92)
Other	(120)	(93)
Total deferred tax liabilities	(425)	(284)

Net deferred tax assets	$2,254	$2,318

Our tax loss and credit carryforwards (tax effected) at fiscal year end 2022 were as follows:

	Expiration Period
		Fiscal 2028
	Through	Through	No
	Fiscal 2027	Fiscal 2042	Expiration	Total

	(in millions)
U.S. Federal:
Net operating loss carryforwards	$30	$426	$55	$511
Tax credit carryforwards	53	110	—	163
U.S. State:
Net operating loss carryforwards	52	19	4	75
Tax credit carryforwards	11	—	6	17
Non-U.S.:
Net operating loss carryforwards	107	5,934	1,443	7,484
Tax credit carryforwards	—	—	1	1
Capital loss carryforwards	3	—	34	37
Total tax loss and credit carryforwards	$256	$6,489	$1,543	$8,288

The valuation allowance for deferred tax assets of $7,112 million and $2,729 million at fiscal year end 2022 and 2021, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. During fiscal 2022, the valuation allowance increased primarily as a result of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$4,464 million (tax effected) net write-downs of investments in subsidiaries in certain jurisdictions, with a corresponding increase to tax loss and credit carryforwards. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2022, certain subsidiaries had approximately $33.6 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2022, we had approximately $7.0 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2022	2021	2020

	(in millions)
Balance at beginning of fiscal year	$359	$414	$542
Additions for tax positions related to prior years	10	14	29
Reductions for tax positions related to prior years	(17)	(77)	(87)
Additions for tax positions related to the current year	37	50	39
Current year acquisitions	—	4	—
Settlements	(2)	(9)	(12)
Reductions due to lapse of applicable statutes of limitations	(100)	(37)	(97)
Balance at end of fiscal year	$287	$359	$414

The total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate were $272 million, $378 million, and $393 million at fiscal year end 2022, 2021, and 2020, respectively.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2022 and 2021, we had $54 million and $53 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2022, 2021, and 2020, we recognized income tax expense of $3 million, expense of $12 million, and benefits of $1 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

As of fiscal year end 2022, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2017 through 2022
China	2012 through 2022
Czech Republic	2017 through 2022
France	2019 through 2022
Germany	2012 through 2022
Hong Kong	2016 through 2022
India	2012 through 2022
Ireland	2017 through 2022
Italy	2017 through 2022
Japan	2016 through 2022
Luxembourg	2017 through 2022
Mexico	2017 through 2022
Singapore	2017 through 2022
South Korea	2017 through 2022
Spain	2018 through 2022
Switzerland	2017 through 2022
Thailand	2020 through 2022
United Kingdom	2020 through 2022
U.S.—federal	2019 through 2022

In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $20 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2022.

Other Income Tax Matters

Swiss Tax Reform

In September 2018, Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing, which was approved by public vote in May 2019. Swiss Tax Reform eliminated certain preferential tax items and implemented new tax rates at both the federal and cantonal levels.

The federal provisions of Swiss Tax Reform were enacted into law in fiscal 2019 and became effective in January 2020. Additionally, in fiscal 2019, the federal tax authority issued guidance abolishing certain interest deductions which became effective in January 2020.

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law, including reductions in tax rates. Consequently, during fiscal 2020, we recognized $355 million of income tax expense related primarily to cantonal implementation and the resulting write-down of certain deferred tax assets to the lower tax rates.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

16. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Basic	323	330	332
Dilutive impact of share-based compensation arrangements	2	3	—
Diluted	325	333	332

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

The following share options were not included in the computation of diluted earnings (loss) per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	Fiscal
	2022	2021	2020

	(in millions)
Antidilutive share options	1	—	3

17. Shareholders’ Equity

Common Shares

We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations. The par value of our common shares is stated in Swiss francs (“CHF”); however, we use the U.S. dollar as our reporting currency on the Consolidated Financial Statements.

Subject to certain conditions specified in our articles of association, we are authorized to increase our conditional share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. Until recently, Swiss law provided for the option to create authorized share capital that could be issued by the board of directors, but this authorization was limited to authorized share capital up to 50% of the existing registered shares with the authorization valid for a maximum of two years. Such authorization period under our articles of association ended on March 11, 2022. As part of the Swiss corporate law reform, effective as of January 1, 2023, the concept of authorized share capital will be replaced by a capital

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

band. Under a capital band, the articles of association may authorize the board of directors for a maximum period of five years to increase the ordinary share capital registered in the commercial register to a maximum of 150% and/or reduce it to a minimum of 50% of the share capital existing at the time of the introduction of the capital band. Our articles of association do not currently provide for a capital band.

Common Shares Held in Treasury

At fiscal year end 2022, approximately 13 million common shares were held in treasury, of which 5 million were owned by one of our subsidiaries. At fiscal year end 2021, approximately 9 million common shares were held in treasury, of which 4 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

In fiscal 2022, 2021, and 2020, our shareholders approved the cancellation of 5 million, 3 million, and 12 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

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

Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2022 and 2021, Swiss Contributed Surplus was CHF 4,239 million and CHF 4,902 million, respectively (equivalent to $3,191 million and $3,905 million, respectively).

Dividends

We paid cash dividends to shareholders of $2.12, $1.96, and $1.88 per share in fiscal 2022, 2021, and 2020, respectively.

Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Timing
March 2019	$1.84, payable in four quarterly installments of $0.46	Third quarter of fiscal 2019 Fourth quarter of fiscal 2019 First quarter of fiscal 2020 Second quarter of fiscal 2020
March 2020	$1.92, payable in four quarterly installments of $0.48	Third quarter of fiscal 2020 Fourth quarter of fiscal 2020 First quarter of fiscal 2021 Second quarter of fiscal 2021
March 2021	$2.00, payable in four quarterly installments of $0.50	Third quarter of fiscal 2021 Fourth quarter of fiscal 2021 First quarter of fiscal 2022 Second quarter of fiscal 2022
March 2022	$2.24, payable in four quarterly installments of $0.56	Third quarter of fiscal 2022 Fourth quarter of fiscal 2022 First quarter of fiscal 2023 Second quarter of fiscal 2023

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At fiscal year end 2022 and 2021, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $356 million and $327 million, respectively.

Share Repurchase Program

In both fiscal 2022 and 2021, our board of directors authorized increases of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Number of common shares repurchased	10	7	6
Repurchase value	$1,409	$904	$505

At fiscal year end 2022, we had $1.7 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrecognized	Gains (Losses)	Accumulated
	Currency	Pension and	on Cash	Other
	Translation	Postretirement	Flow	Comprehensive
	Adjustments(1)	Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2019	$188	$(647)	$(44)	$(503)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(11)	8	58	55
Amounts reclassified from accumulated other comprehensive income (loss)	—	44	(13)	31
Income tax expense	—	(18)	(5)	(23)
Other comprehensive income (loss), net of tax	(11)	34	40	63
Less: other comprehensive income attributable to noncontrolling interests	(5)	—	—	(5)
Balance at fiscal year end 2020	$172	$(613)	$(4)	$(445)
Other comprehensive income (loss), net of tax:
Other comprehensive income before reclassifications	144	120	84	348
Amounts reclassified from accumulated other comprehensive income (loss)	—	62	(92)	(30)
Income tax (expense) benefit	—	(44)	5	(39)
Other comprehensive income (loss), net of tax	144	138	(3)	279
Less: other comprehensive income attributable to noncontrolling interests	(2)	—	—	(2)
Balance at fiscal year end 2021	$314	$(475)	$(7)	$(168)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(510)	344	(76)	(242)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	(26)	(7)
Income tax (expense) benefit	—	(104)	7	(97)
Other comprehensive income (loss), net of tax	(510)	259	(95)	(346)
Less: other comprehensive loss attributable to noncontrolling interests	19	—	—	19
Balance at fiscal year end 2022	$(177)	$(216)	$(102)	$(495)
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.

19. Share Plans

Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2022, the 2007 Plan provided for a maximum of 70 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. A total of 11 million shares remained available for issuance under the 2007 Plan as of fiscal year end 2022.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation Expense

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Share-based compensation expense	$119	$94	$74

We recognized a related tax benefit associated with our share-based compensation arrangements of $24 million, $19 million, and $15 million in fiscal 2022, 2021, and 2020, respectively.

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

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2021	1,316,645	$96.03
Granted	720,801	150.99
Vested	(484,884)	91.35
Forfeited	(131,956)	116.72
Nonvested at fiscal year end 2022	1,420,606	$123.25

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2022, 2021, and 2020 was $150.99, $112.54, and $92.94, respectively.

The total fair value of restricted share awards that vested during fiscal 2022, 2021, and 2020 was $44 million, $43 million, and $44 million, respectively.

As of fiscal year end 2022, there was $88 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2021	526,071	$88.99
Granted	139,037	157.56
Vested	(160,673)	72.85
Forfeited	(35,002)	78.18
Outstanding at fiscal year end 2022	469,433	$114.88

The weighted-average grant-date fair value of performance share awards granted during fiscal 2022, 2021, and 2020 was $157.56, $105.86, and $83.30, respectively.

The total fair value of performance share awards that vested during fiscal 2022, 2021, and 2020 was $12 million, $10 million, and $20 million, respectively.

As of fiscal year end 2022, there was $17 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2021	5,348,944	$88.00
Granted	873,300	157.02
Exercised	(683,871)	74.32
Forfeited	(187,019)	111.14
Outstanding at fiscal year end 2022	5,351,354	$100.21	6.6	$94
Vested and expected to vest at fiscal year end 2022	5,227,306	$99.60	6.6	$93
Exercisable at fiscal year end 2022	2,704,322	$84.86	5.4	$69

The weighted-average exercise price of share option awards granted during fiscal 2022, 2021, and 2020 was $157.02, $106.52, and $93.39, respectively.

The total intrinsic value of options exercised during fiscal 2022, 2021, and 2020 was $49 million, $49 million, and $39 million, respectively. We received cash related to the exercise of options of $54 million, $167 million, and $55 million in fiscal 2022, 2021, and 2020, respectively.

As of fiscal year end 2022, there was $32 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2022	2021	2020
Weighted-average grant-date fair value	$37.51	$22.21	$15.49

Assumptions:
Expected share price volatility	29%	28%	21%
Risk-free interest rate	1.2%	0.5%	1.7%
Expected annual dividend per share	$2.00	$1.92	$1.84
Expected life of options (in years)	5.1	5.4	5.1

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales by segment and industry end market(1) were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Transportation Solutions:
Automotive	$6,527	$6,379	$4,903
Commercial transportation	1,582	1,467	1,051
Sensors	1,110	1,128	891
Total Transportation Solutions	9,219	8,974	6,845
Industrial Solutions:
Industrial equipment	1,934	1,397	1,098
Aerospace, defense, and marine	1,087	1,035	1,201
Energy	804	738	717
Medical	695	674	697
Total Industrial Solutions	4,520	3,844	3,713
Communications Solutions:
Data and devices	1,576	1,198	973
Appliances	966	907	641
Total Communications Solutions	2,542	2,105	1,614
Total	$16,281	$14,923	$12,172
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region and segment were as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Asia–Pacific:
Transportation Solutions	$3,537	$3,466	$2,662
Industrial Solutions	843	703	604
Communications Solutions	1,391	1,205	980
Total Asia–Pacific	5,771	5,374	4,246
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	3,490	3,570	2,625
Industrial Solutions	1,871	1,586	1,359
Communications Solutions	346	315	236
Total EMEA	5,707	5,471	4,220
Americas:
Transportation Solutions	2,192	1,938	1,558
Industrial Solutions	1,806	1,555	1,750
Communications Solutions	805	585	398
Total Americas	4,803	4,078	3,706
Total	$16,281	$14,923	$12,172

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating income (loss) by segment was as follows:

	Fiscal
	2022	2021	2020

	(in millions)
Transportation Solutions	$1,534	$1,526	$(93)
Industrial Solutions	620	469	412
Communications Solutions	602	439	218
Total	$2,756	$2,434	$537

No single customer accounted for a significant amount of our net sales in fiscal 2022, 2021, or 2020.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Depreciation and amortization and capital expenditures were as follows:

	Depreciation and
	Amortization			Capital Expenditures
	Fiscal			Fiscal
	2022	2021	2020	2022	2021	2020

	(in millions)
Transportation Solutions	$505	$512	$463	$483	$487	$365
Industrial Solutions	194	189	184	153	121	139
Communications Solutions	86	68	64	132	82	56
Total	$785	$769	$711	$768	$690	$560

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2022	2021	2020

	(in millions)
Transportation Solutions	$5,530	$5,791	$4,973
Industrial Solutions	2,442	2,275	2,117
Communications Solutions	1,136	1,151	887
Total segment assets(1)	9,108	9,217	7,977
Other current assets	1,727	1,824	1,457
Other non-current assets	9,947	10,421	9,808
Total assets	$20,782	$21,462	$19,242
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2022	2021	2020	2022	2021	2020

	(in millions)
Asia–Pacific:
China	$3,589	$3,297	$2,459	$779	$755	$659
Other Asia–Pacific	2,182	2,077	1,787	296	377	418
Total Asia–Pacific	5,771	5,374	4,246	1,075	1,132	1,077
EMEA:
Switzerland	3,709	3,616	2,878	16	41	79
Germany	561	417	343	597	599	559
Other EMEA	1,437	1,438	999	821	937	871
Total EMEA	5,707	5,471	4,220	1,434	1,577	1,509
Americas:
U.S.	4,280	3,615	3,348	947	960	963
Other Americas	523	463	358	111	109	101
Total Americas	4,803	4,078	3,706	1,058	1,069	1,064
Total	$16,281	$14,923	$12,172	$3,567	$3,778	$3,650
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 30, 2022, September 24, 2021, and September 25, 2020

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2022:
Allowance for doubtful accounts receivable	$41	15	(7)	(4)	$45
Valuation allowance on deferred tax assets	2,729	4,463	—	(80)	7,112

Fiscal 2021:
Allowance for doubtful accounts receivable	$29	$15	$1	$(4)	$41
Valuation allowance on deferred tax assets	4,429	31	—	(1,731)	2,729

Fiscal 2020:
Allowance for doubtful accounts receivable	$25	$10	$(1)	$(5)	$29
Valuation allowance on deferred tax assets	4,970	493	—	(1,034)	4,429