Form 10-Q
period 2022-12-30
TE Connectivity Ltd.
filed 2023-01-27
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2022
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

The number of common shares outstanding as of January 20, 2023 was 316,456,616.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions, except per share data)
Net sales	$3,841	$3,818
Cost of sales	2,654	2,588
Gross margin	1,187	1,230
Selling, general, and administrative expenses	392	363
Research, development, and engineering expenses	173	175
Acquisition and integration costs	9	8
Restructuring and other charges, net	111	12
Operating income	502	672
Interest income	9	2
Interest expense	(21)	(12)
Other income (expense), net	(5)	15
Income from continuing operations before income taxes	485	677
Income tax expense	(87)	(110)
Income from continuing operations	398	567
Loss from discontinued operations, net of income taxes	(1)	(1)
Net income	$397	$566

Basic earnings per share:
Income from continuing operations	$1.26	$1.73
Income from discontinued operations	—	—
Net income	1.25	1.73

Diluted earnings per share:
Income from continuing operations	$1.25	$1.72
Income from discontinued operations	—	—
Net income	1.24	1.72

Weighted-average number of shares outstanding:
Basic	317	327
Diluted	319	330

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Net income	$397	$566
Other comprehensive income:
Currency translation	305	18
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	2	4
Gains on cash flow hedges, net of income taxes	69	1
Other comprehensive income	376	23
Comprehensive income	773	589
Less: comprehensive (income) loss attributable to noncontrolling interests	(9)	6
Comprehensive income attributable to TE Connectivity Ltd.	$764	$595

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 30,	September 30,
	2022	2022

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$793	$1,088
Accounts receivable, net of allowance for doubtful accounts of $45	2,910	2,865
Inventories	2,927	2,676
Prepaid expenses and other current assets	688	639
Total current assets	7,318	7,268
Property, plant, and equipment, net	3,781	3,567
Goodwill	5,511	5,258
Intangible assets, net	1,357	1,288
Deferred income taxes	2,591	2,498
Other assets	795	903
Total assets	$21,353	$20,782
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$820	$914
Accounts payable	1,751	1,593
Accrued and other current liabilities	1,849	2,125
Total current liabilities	4,420	4,632
Long-term debt	3,398	3,292
Long-term pension and postretirement liabilities	728	695
Deferred income taxes	228	244
Income taxes	319	304
Other liabilities	792	718
Total liabilities	9,885	9,885
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	104	95
Shareholders' equity:
Common shares, CHF 0.57 par value, 330,830,781 shares authorized and issued	146	146
Accumulated earnings	13,200	12,832
Treasury shares, at cost, 14,065,031 and 12,749,540 shares, respectively	(1,854)	(1,681)
Accumulated other comprehensive loss	(128)	(495)
Total shareholders' equity	11,364	10,802
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,353	$20,782

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended December 30, 2022
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 30, 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802
Net income	—	—	—	—	—	397	—	397
Other comprehensive income	—	—	—	—	—	—	367	367
Share-based compensation expense	—	—	—	—	32	—	—	32
Exercise of share options	—	—	—	11	—	—	—	11
Restricted share award vestings and other activity	—	—	1	49	(32)	(29)	—	(12)
Repurchase of common shares	—	—	(2)	(233)	—	—	—	(233)
Balance at December 30, 2022	331	$146	(14)	$(1,854)	$—	$13,200	$(128)	$11,364

	For the Quarter Ended December 24, 2021
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 24, 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	566	—	566
Other comprehensive income	—	—	—	—	—	—	29	29
Share-based compensation expense	—	—	—	—	32	—	—	32
Exercise of share options	—	—	—	22	—	—	—	22
Restricted share award vestings and other activity	—	—	1	5	(32)	10	—	(17)
Repurchase of common shares	—	—	(2)	(246)	—	—	—	(246)
Balance at December 24, 2021	336	$148	(10)	$(1,274)	$—	$12,285	$(139)	$11,020

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$397	$566
Loss from discontinued operations, net of income taxes	1	1
Income from continuing operations	398	567
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	187	198
Deferred income taxes	(35)	4
Non-cash lease cost	34	31
Provision for losses on accounts receivable and inventories	51	33
Share-based compensation expense	32	32
Other	49	(9)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(54)	148
Inventories	(324)	(264)
Prepaid expenses and other current assets	(86)	52
Accounts payable	149	15
Accrued and other current liabilities	(39)	(285)
Income taxes	25	34
Other	194	(24)
Net cash provided by operating activities	581	532
Cash flows from investing activities:
Capital expenditures	(183)	(172)
Proceeds from sale of property, plant, and equipment	1	54
Acquisition of businesses, net of cash acquired	(109)	(100)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	16
Other	26	3
Net cash used in investing activities	(265)	(199)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(139)	479
Repayment of debt	(4)	(555)
Proceeds from exercise of share options	11	22
Repurchase of common shares	(287)	(304)
Payment of common share dividends to shareholders	(178)	(163)
Other	(24)	(31)
Net cash used in financing activities	(621)	(552)
Effect of currency translation on cash	10	(2)
Net decrease in cash, cash equivalents, and restricted cash	(295)	(221)
Cash, cash equivalents, and restricted cash at beginning of period	1,088	1,203
Cash, cash equivalents, and restricted cash at end of period	$793	$982

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

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2023 and fiscal 2022 are to our fiscal years ending September 29, 2023 and ended September 30, 2022, respectively.

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Restructuring charges, net	$104	$21
Impairment of held for sale businesses and (gain) loss on divestitures, net	6	(9)
Other charges, net	1	—
Restructuring and other charges, net	$111	$12

Net restructuring and related charges by segment were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Transportation Solutions	$74	$5
Industrial Solutions	6	8
Communications Solutions	24	8
Restructuring charges, net	104	21
Plus: charges included in cost of sales(1)	—	12
Restructuring and related charges, net	$104	$33
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 30,		Changes in	Cash	Non-Cash	Currency	December 30,
	2022	Charges	Estimate	Payments	Items	Translation	2022

	(in millions)
Fiscal 2023 Actions:
Employee severance	$—	$101	$—	$(6)	$—	$1	$96
Property, plant, and equipment	—	4	—	—	(4)	—	—
Total	—	105	—	(6)	(4)	1	96
Fiscal 2022 Actions:
Employee severance	108	4	(7)	(13)	—	5	97
Facility and other exit costs	1	3	—	(2)	—	—	2
Total	109	7	(7)	(15)	—	5	99
Pre-Fiscal 2022 Actions:
Employee severance	112	—	1	(11)	—	7	109
Facility and other exit costs	7	—	(2)	(2)	—	1	4
Total	119	—	(1)	(13)	—	8	113
Total Activity	$228	$112	$(8)	$(34)	$(4)	$14	$308

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements primarily in the Transportation Solutions and Communications Solutions segments. During the quarter ended December 30, 2022, we recorded restructuring charges of $105 million in connection with this program. We expect to complete all restructuring actions commenced during the quarter ended December 30, 2022 by the end of fiscal 2024, and we expect additional charges related to the actions commenced during the quarter ended December 30, 2022 to be insignificant.

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. In connection with this program, during the quarter ended December 24, 2021, we recorded restructuring and related charges of $33 million. We expect to complete all restructuring actions commenced during fiscal 2022 by the end of fiscal 2024 and to incur additional charges of approximately $21 million related primarily to employee severance and facility exit costs.

The following table summarizes charges incurred for the fiscal 2022 program by segment as of December 30, 2022:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges
		(in millions)
Transportation Solutions	$97	$86	$11
Industrial Solutions	55	52	3
Communications Solutions	30	23	7
Total	$182	$161	$21

Pre-Fiscal 2022 Actions

During the quarter ended December 30, 2022, we recorded restructuring credits of $1 million related to pre-fiscal 2022 actions. We expect that any additional charges related to restructuring actions commenced prior to 2022 will be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 30,	September 30,
	2022	2022

	(in millions)
Accrued and other current liabilities	$268	$182
Other liabilities	40	46
Restructuring reserves	$308	$228

3. Acquisitions

On December 30, 2022, we acquired one business for a cash purchase price of $109 million, net of cash acquired. Due to the timing of the transaction, which was reported as part of our Industrial Solutions segment, we preliminarily allocated the purchase price to goodwill and identifiable intangible assets. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant.

We acquired one business for a cash purchase price of $125 million, net of cash acquired, during the quarter ended December 24, 2021. The acquisition was reported as part of our Communications Solutions segment from the date of acquisition. Also during the quarter ended December 24, 2021, we finalized the purchase price allocation of certain fiscal 2021 acquisitions, which included the recognition of $25 million of cash acquired.

4. Inventories

Inventories consisted of the following:

	December 30,	September 30,
	2022	2022

	(in millions)
Raw materials	$486	$390
Work in progress	1,283	1,066
Finished goods	1,158	1,220
Inventories	$2,927	$2,676

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 30, 2022(1)	$1,439	$3,118	$701	$5,258
Acquisition	—	79	—	79
Currency translation and other	48	104	22	174
December 30, 2022(1)	$1,487	$3,301	$723	$5,511
(1)	At December 30, 2022 and September 30, 2022, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the quarter ended December 30, 2022, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	December 30, 2022			September 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,781	$(751)	$1,030	$1,642	$(687)	$955
Intellectual property	1,218	(902)	316	1,174	(852)	322
Other	17	(6)	11	16	(5)	11
Total	$3,016	$(1,659)	$1,357	$2,832	$(1,544)	$1,288

Intangible asset amortization expense was $46 million and $48 million for the quarters ended December 30, 2022 and December 24, 2021, respectively.

At December 30, 2022, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2023	$148
Fiscal 2024	167
Fiscal 2025	152
Fiscal 2026	146
Fiscal 2027	127
Fiscal 2028	95
Thereafter	522
Total	$1,357

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

7. Debt

As of December 30, 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $231 million of commercial paper outstanding at a weighted-average interest rate of 4.70%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at September 30, 2022.

The fair value of our debt, based on indicative valuations, was approximately $4,046 million and $3,990 million at December 30, 2022 and September 30, 2022, respectively.

8. Leases

The components of lease cost were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Operating lease cost	$34	$31
Variable lease cost	12	12
Total lease cost	$46	$43

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$32	$34

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	35	36
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and the resulting investigations are ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 30, 2022, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $44 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At December 30, 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $170 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $59 million as of December 30, 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We may utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. As of fiscal year end 2022, all such cross-currency swap contracts had been terminated or matured and were settled; additionally, all related collateral positions were settled.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of these cross-currency swap contracts were as follows:

For the
Quarter Ended
December 24,
2021
(in millions)
Losses recorded in other comprehensive income (loss)	$(3)
Gains excluded from the hedging relationship(1)	29
(1)	Gains excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,247 million and $1,658 million at December 30, 2022 and September 30, 2022, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $2,237 million and $1,873 million at December 30, 2022 and September 30, 2022, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.73% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2027, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 30,	September 30,
	2022	2022

	(in millions)
Prepaid expenses and other current assets	$36	$55
Other assets	66	172
Accrued and other current liabilities	3	—
Other liabilities	14	—

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(165)	$108
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(137)	37
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Interest Rate Risk Management

We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2022, we terminated forward starting interest rate swap contracts as a result of the issuance of our 2.50% senior notes due in 2032.

The impacts of these forward starting interest rate swap contracts were as follows:

For the
Quarter Ended
December 24,
2021
(in millions)
Gains recorded in other comprehensive income (loss)	$2

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $542 million and $566 million at December 30, 2022 and September 30, 2022, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 30,	September 30,
	2022	2022

	(in millions)
Prepaid expenses and other current assets	$13	$2
Other assets	2	—
Accrued and other current liabilities	27	77
Other liabilities	1	7

The impacts of these commodity swap contracts were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Gains recorded in other comprehensive income (loss)	$47	$15
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	(29)	15

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 30,	December 24,	December 30,	December 24,
	2022	2021	2022	2021

	(in millions)
Operating expense:
Service cost	$7	$10	$2	$2
Other (income) expense:
Interest cost	14	9	9	7
Expected returns on plan assets	(11)	(15)	(9)	(12)
Amortization of net actuarial loss	1	6	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost (credit)	$10	$9	$3	$(2)

During the quarter ended December 30, 2022, we contributed $10 million to our non-U.S. pension plans.

12. Income Taxes

We recorded income tax expense of $87 million and $110 million for the quarters ended December 30, 2022 and December 24, 2021, respectively. The income tax expense for the quarter ended December 24, 2021 included a $17 million income tax benefit related to the tax impacts of an intercompany transaction and $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during the quarter ended December 24, 2021.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of December 30, 2022, approximately $20 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 30, 2022.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Basic	317	327
Dilutive impact of share-based compensation arrangements	2	3
Diluted	319	330

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Antidilutive share options	2	1

14. Shareholders’ Equity

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021
Dividends paid per common share	$0.56	$0.50

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At December 30, 2022 and September 30, 2022, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $177 million and $356 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Number of common shares repurchased	2	2
Repurchase value	$233	$246

At December 30, 2022, we had $1.4 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Share-based compensation expense	$32	$32

As of December 30, 2022, there was $210 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.0 years.

During the quarter ended December 30, 2022, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.9	$35.79
Restricted share awards	0.4	124.52
Performance share awards	0.2	124.52

As of December 30, 2022, we had 8 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	31%
Risk-free interest rate	4.0%
Expected annual dividend per share	$2.24
Expected life of options (in years)	5.1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. We continue to operate through three reporting segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure. As a result of the restatement, which was not significant, $7 million and $30 million of net sales and $3 million and $13 million of operating income for the first quarter and full year of fiscal 2022, respectively, were transferred from the Industrial Solutions segment to the Communications Solutions segment.

Net sales by segment(1) and industry end market(2) were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Transportation Solutions:
Automotive	$1,649	$1,520
Commercial transportation	348	365
Sensors	262	273
Total Transportation Solutions	2,259	2,158
Industrial Solutions:
Industrial equipment	434	455
Aerospace, defense, and marine	264	242
Energy	189	188
Medical	173	167
Total Industrial Solutions	1,060	1,052
Communications Solutions:
Data and devices	329	356
Appliances	193	252
Total Communications Solutions	522	608
Total	$3,841	$3,818
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Asia–Pacific:
Transportation Solutions	$924	$928
Industrial Solutions	189	205
Communications Solutions	294	337
Total Asia–Pacific	1,407	1,470
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	812	771
Industrial Solutions	444	450
Communications Solutions	70	93
Total EMEA	1,326	1,314
Americas:
Transportation Solutions	523	459
Industrial Solutions	427	397
Communications Solutions	158	178
Total Americas	1,108	1,034
Total	$3,841	$3,818
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Transportation Solutions	$282	$395
Industrial Solutions	156	120
Communications Solutions	64	157
Total	$502	$672

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

Summary of Performance in the First Quarter of Fiscal 2023

●	Our net sales increased 0.6% in the first quarter of fiscal 2023 as compared to the same period of fiscal 2022 due to sales growth in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment, largely offset by declines in the Communications Solutions segment. On an organic basis, our net sales increased 8.2% during the first quarter of fiscal 2023 as compared to the same period of fiscal 2022.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 4.7% in the first quarter of fiscal 2023 due primarily to sales increases in the automotive end market.
●	Industrial Solutions—Our net sales increased 0.8% in the first quarter of fiscal 2023 primarily as a result of sales increases in the aerospace, defense, and marine end market and, to a lesser degree, the medical end market, largely offset by declines in the industrial equipment end market.
●	Communications Solutions—Our net sales decreased 14.1% in the first quarter of fiscal 2023 due to sales declines in the appliances and the data and devices end markets.
●	Net cash provided by operating activities was $581 million in the first quarter of fiscal 2023.

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

Our business operates globally and changes in foreign currency exchange rates may have a significant impact on our results. Foreign currency translation negatively impacted our net sales by $299 million in the first quarter of fiscal 2023 as compared to the same period in fiscal 2022, and we expect translation to continue to have a negative impact on our operating results in the second quarter of fiscal 2023 as a result of continued strength of the U.S. dollar against other currencies. We expect translation to negatively impact our net sales by approximately $400 million in fiscal 2023 as compared to fiscal 2022.

We have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to partially mitigate increased costs and supply chain disruptions through price increases or productivity. We have implemented select price increases and have initiated additional price increases for certain products. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

Russia-Ukraine Military Conflict

We are monitoring the continuing military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We suspended our business operations in Russia, and our operations in Ukraine have been reduced to focus on the safety of our employees. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict did not have a significant impact on our business, financial condition, or results of operations during the first quarter of fiscal 2023.

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

COVID-19 Pandemic

The COVID-19 pandemic has affected nearly all regions around the world, most recently and significantly China, and has resulted in business slowdowns or shutdowns. Although the pandemic has impacted certain aspects of our business, we do not expect that it will have a significant impact on our businesses globally in the near term.

The COVID-19 pandemic has impacted and continues to impact our business operations globally, causing disruption in our suppliers’ and customers’ supply chains and a reduction in demand for certain products from direct customers or end markets. In addition, the pandemic had far-reaching impacts on many additional aspects of our operations, both directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally.

The extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the resurgence of the spread of the virus and variant strains of the virus as well as the success of public health advancements. While certain of our operations in China were impacted in the first quarter of fiscal 2023 and were shut down for a period of time in fiscal 2022, we do not expect the COVID-19 pandemic to have a significant impact on our businesses globally in fiscal 2023. However, it may have a negative impact on our financial condition and results of operations in future periods.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

Outlook

In the second quarter of fiscal 2023, we expect our net sales to be approximately $3.9 billion as compared to $4.0 billion in the second quarter of fiscal 2022. This represents an increase in net sales relative to the first quarter of fiscal 2023 with growth in the Transportation Solutions and Industrial Solutions segments, partially offset by a decline in the Communications Solutions segment. We expect diluted earnings per share from continuing operations to be approximately $1.44 per share in the second quarter of fiscal 2023. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $165 million and $0.11 per share, respectively, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first quarter of fiscal 2023, we acquired one business for a cash purchase price of $109 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 30,		December 24,
	2022		2021

	($ in millions)
Transportation Solutions	$2,259	58%	$2,158	56%
Industrial Solutions	1,060	28	1,052	28
Communications Solutions	522	14	608	16
Total	$3,841	100%	$3,818	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 30, 2022
	versus Net Sales for the Quarter Ended December 24, 2021
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$101	4.7%	$310	14.4%	$(209)	$—
Industrial Solutions	8	0.8	72	6.8	(64)	—
Communications Solutions	(86)	(14.1)	(69)	(11.4)	(26)	9
Total	$23	0.6%	$313	8.2%	$(299)	$9

Net sales increased $23 million, or 0.6%, in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. The increase in net sales resulted primarily from organic net sales growth of 8.2%, largely offset by the negative impact of foreign currency translation of 7.8% due to the weakening of certain foreign currencies. In the first quarter of fiscal 2023, pricing actions positively affected organic net sales by $129 million.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2023.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 30,		December 24,
	2022		2021

	($ in millions)
Asia–Pacific	$1,407	37%	$1,470	39%
EMEA	1,326	34	1,314	34
Americas	1,108	29	1,034	27
Total	$3,841	100%	$3,818	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 30, 2022
	versus Net Sales for the Quarter Ended December 24, 2021
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation	Acquisitions

	($ in millions)
Asia–Pacific	$(63)	(4.3)%	$86	5.8%	$(149)	$—
EMEA	12	0.9	161	12.2	(149)	—
Americas	74	7.2	66	6.4	(1)	9
Total	$23	0.6%	$313	8.2%	$(299)	$9

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Cost of sales	$2,654	$2,588	$66
As a percentage of net sales	69.1%	67.8%

Gross margin	$1,187	$1,230	$(43)
As a percentage of net sales	30.9%	32.2%

Gross margin decreased $43 million in the first quarter of fiscal 2023 as compared to the same period of fiscal 2022. The decrease was primarily a result of the negative impact of foreign currency translation and inflationary pressure on material and operating costs, partially offset by the positive impact of pricing actions.

We use a wide variety of raw materials in the manufacture of our products, and cost of sales and gross margin are subject to variability in raw material prices. In recent years, raw material prices and availability have been impacted by worldwide economic conditions, including the COVID-19 pandemic, supply chain disruptions, and inflationary cost pressures. As a result, we have experienced shortages and price increases in some of our input materials—including copper, gold, silver, and palladium—however, we have been able to initiate pricing actions which have partially offset these impacts. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the
		Quarters Ended
		December 30,	December 24,
	Measure	2022	2021
Copper	Lb.	$4.18	$3.80
Gold	Troy oz.	1,821	1,797
Silver	Troy oz.	24.26	23.56
Palladium	Troy oz.	2,083	2,356

We expect to purchase approximately 195 million pounds of copper, 125,000 troy ounces of gold, 2.6 million troy ounces of silver, and 9,000 troy ounces of palladium in fiscal 2023.

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Selling, general, and administrative expenses	$392	$363	$29
As a percentage of net sales	10.2%	9.5%

Restructuring and other charges, net	$111	$12	$99

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $29 million in the first quarter of fiscal 2023 from the same period of fiscal 2022 due primarily to a gain on the sale of real estate in the first quarter of fiscal 2022 and the impact of inflation, partially offset by the positive impact of foreign currency translation.

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

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements primarily in the Transportation Solutions and Communications Solutions segments. We incurred net restructuring charges of $104 million during the first quarter of fiscal 2023. Annualized cost savings related to the fiscal 2023 actions commenced during the first quarter of fiscal 2023 are expected to be approximately $86 million and are expected to be realized by the end of fiscal 2025. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. In fiscal 2023, we expect total restructuring charges and spending, which will be funded with cash from operations, to exceed fiscal 2022 levels. As a result of market conditions, we are reevaluating our restructuring actions. We may broaden the scope of our cost reduction initiatives and accelerate cost reduction and footprint consolidation activities.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Operating income	$502	$672	$(170)
Operating margin	13.1%	17.6%

Operating income included the following:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$9	$8
Charges associated with the amortization of acquisition-related fair value adjustments	—	8
	9	16
Restructuring and other charges, net	111	12
Restructuring-related charges recorded in cost of sales	—	12
Total	$120	$40

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Income tax expense	$87	$110	$(23)
Effective tax rate	17.9%	16.2%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. Prior period segment results have been restated to conform to the current segment reporting structure. See Note 16 to the Condensed Consolidated Financial Statements for additional information regarding our segments.

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 30,		December 24,
	2022		2021

	($ in millions)
Automotive	$1,649	73%	$1,520	70%
Commercial transportation	348	15	365	17
Sensors	262	12	273	13
Total	$2,259	100%	$2,158	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2022
	versus Net Sales for the Quarter Ended December 24, 2021
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation

	($ in millions)
Automotive	$129	8.5%	$294	19.6%	$(165)
Commercial transportation	(17)	(4.7)	9	2.6	(26)
Sensors	(11)	(4.0)	7	2.6	(18)
Total	$101	4.7%	$310	14.4%	$(209)

Net sales in the Transportation Solutions segment increased $101 million, or 4.7%, in the first quarter of fiscal 2023 from the first quarter of fiscal 2022 due to organic net sales growth of 14.4%, partially offset by the negative impact of foreign currency translation of 9.7%. In the first quarter of fiscal 2023, pricing actions positively affected organic net sales by $91 million. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 19.6% in the first quarter of fiscal 2023 with growth of 21.4% in the EMEA region, 19.1% in the Americas region, and 18.6% in the Asia–Pacific region. Our organic net sales growth across all regions was attributable primarily to increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 2.6% in the first quarter of fiscal 2023 due to growth in the Americas and EMEA regions, partially offset by declines in the Asia–Pacific region.
●	Sensors—Our organic net sales increased 2.6% in the first quarter of fiscal 2023 as a result of growth in transportation applications, partially offset by declines in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Operating income	$282	$395	$(113)
Operating margin	12.5%	18.3%

Operating income in the Transportation Solutions segment decreased $113 million in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. Excluding the items below, operating income decreased primarily as a result of inflationary pressure on material and operating costs and the negative impact of foreign currency translation, partially offset by the positive impact of pricing actions and higher volume.

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Acquisition and integration costs	$2	$3
Restructuring and other charges (credits), net	74	(6)
Total	$76	$(3)

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 30,		December 24,
	2022		2021

	($ in millions)
Industrial equipment	$434	41%	$455	43%
Aerospace, defense, and marine	264	25	242	23
Energy	189	18	188	18
Medical	173	16	167	16
Total	$1,060	100%	$1,052	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2022
	versus Net Sales for the Quarter Ended December 24, 2021
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth		Translation

	($ in millions)
Industrial equipment	$(21)	(4.6)%	$15	3.4%	$(36)
Aerospace, defense, and marine	22	9.1	34	14.3	(12)
Energy	1	0.5	15	8.0	(14)
Medical	6	3.6	8	4.8	(2)
Total	$8	0.8%	$72	6.8%	$(64)

In the Industrial Solutions segment, net sales increased $8 million, or 0.8%, in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 due to organic net sales growth of 6.8%, largely offset by the negative impact of foreign currency translation of 6.0%. In the first quarter of fiscal 2023, pricing actions positively affected organic net sales by $34 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 3.4% in the first quarter of fiscal 2023 due primarily to growth in automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 14.3% in the first quarter of fiscal 2023 primarily as a result of growth in the commercial aerospace and the defense markets.
●	Energy—Our organic net sales increased 8.0% in the first quarter of fiscal 2023 due primarily to growth in the Americas and EMEA regions.
●	Medical—Our organic net sales increased 4.8% in the first quarter of fiscal 2023 due to growth in interventional medical applications as well as surgical and imaging applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Operating income	$156	$120	$36
Operating margin	14.7%	11.4%

Operating income in the Industrial Solutions segment increased $36 million in the first quarter of fiscal 2023 as compared to the same period of fiscal 2022. Excluding the items below, operating income increased primarily as a result of the positive impact of pricing actions.

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$6	$4
Charges associated with the amortization of acquisition-related fair value adjustments	—	8
	6	12
Restructuring and other charges, net	13	10
Restructuring-related charges recorded in cost of sales	—	12
Total	$19	$34

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 30,		December 24,
	2022		2021

	($ in millions)
Data and devices	$329	63%	$356	59%
Appliances	193	37	252	41
Total	$522	100%	$608	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2022
	versus Net Sales for the Quarter Ended December 24, 2021
	Net Sales		Organic Net Sales
	Decline		Decline		Translation	Acquisitions

	($ in millions)
Data and devices	$(27)	(7.6)%	$(22)	(6.3)%	$(14)	$9
Appliances	(59)	(23.4)	(47)	(18.3)	(12)	—
Total	$(86)	(14.1)%	$(69)	(11.4)%	$(26)	$9

Net sales in the Communications Solutions segment decreased $86 million, or 14.1%, in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 due primarily to organic net sales declines of 11.4% and the negative impact of foreign currency translation of 4.3%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 6.3% in the first quarter of fiscal 2023 as a result of market declines in all regions and reduced demand resulting from high inventory levels at distributors.
●	Appliances—Our organic net sales decreased 18.3% in the first quarter of fiscal 2023 due to market declines across all regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021	Change

	($ in millions)
Operating income	$64	$157	$(93)
Operating margin	12.3%	25.8%

Operating income in the Communications Solutions segment decreased $93 million in the first quarter of fiscal 2023 as compared to the same period of fiscal 2022. Excluding the items below, operating income decreased due primarily to lower volume and inflationary pressure on material and operating costs.

	For the
	Quarters Ended
	December 30,	December 24,
	2022	2021

	(in millions)
Acquisition and integration costs	$1	$1
Restructuring and other charges, net	24	8
Total	$25	$9

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

Cash Flows from Operating Activities

In the first quarter of fiscal 2023, net cash provided by operating activities increased $49 million to $581 million from $532 million in the first quarter of fiscal 2022. The increase resulted primarily from the impact of changes in working capital levels, partially offset by lower pre-tax income. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2023 and 2022 was $98 million and $71 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $183 million and $172 million in the first quarters of fiscal 2023 and 2022, respectively. We expect fiscal 2023 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2023, we acquired one business for a cash purchase price of $109 million, net of cash acquired. We acquired one business for a cash purchase price of $125 million, net of cash acquired, during the first quarter of fiscal 2022. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at December 30, 2022 and September 30, 2022 was $4,218 million and $4,206 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

As of December 30, 2022, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $231 million of commercial paper outstanding at a weighted-average interest rate of 4.70%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at September 30, 2022.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 30, 2022 or September 30, 2022.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 30, 2022, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $178 million and $163 million in the first quarters of fiscal 2023 and 2022, respectively.

We repurchased approximately two million of our common shares for $233 million and approximately two million of our common shares for $246 million under the share repurchase program during the first quarters of fiscal 2023 and 2022, respectively. At December 30, 2022, we had $1.4 billion of availability remaining under our share repurchase authorization.

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

	December 30,	September 30,
	2022	2022

	(in millions)
Balance Sheet Data:
Total current assets	$820	$1,400
Total noncurrent assets(1)	2,786	2,769

Total current liabilities	1,156	1,937
Total noncurrent liabilities(2)	12,152	15,871
(1)	Includes $2,723 million and $2,601 million as of December 30, 2022 and September 30, 2022, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $8,744 million and $12,582 million as of December 30, 2022 and September 30, 2022, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Quarter Ended	Fiscal Year Ended
	December 30,	September 30,
	2022	2022

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(288)	$(35)
Net loss	(288)	(35)

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

At December 30, 2022, we had outstanding letters of credit, letters of guarantee, and surety bonds of $170 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $59 million as of December 30, 2022 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters, and the resulting investigations are ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no significant changes to this information during the first quarter of fiscal 2023.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2023. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended December 30, 2022:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
October 1–October 28, 2022	662,985	$113.53	662,700	$1,606,222,029
October 29–December 2, 2022	741,809	123.11	624,500	1,529,778,679
December 3–December 30, 2022	766,670	118.58	690,200	1,448,209,608
Total	2,171,464	118.59	1,977,400
(1)	These columns include the following transactions which occurred during the quarter ended December 30, 2022:
(i)	the acquisition of 194,064 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,977,400 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1

Organizational Regulations of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022)

10.1	*‡	Employment Agreement between Aaron Stucki and TE Connectivity Corporation dated October 1, 2020
22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(1)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File(2)

‡Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(2)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 27, 2023