Form 10-Q
period 2023-03-31
TE Connectivity Ltd.
filed 2023-04-28
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

The number of common shares outstanding as of April 21, 2023 was 315,115,072.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions, except per share data)
Net sales	$4,160	$4,007	$8,001	$7,825
Cost of sales	2,876	2,670	5,530	5,258
Gross margin	1,284	1,337	2,471	2,567
Selling, general, and administrative expenses	435	416	827	779
Research, development, and engineering expenses	185	185	358	360
Acquisition and integration costs	8	10	17	18
Restructuring and other charges, net	119	21	230	33
Operating income	537	705	1,039	1,377
Interest income	12	4	21	6
Interest expense	(20)	(18)	(41)	(30)
Other income (expense), net	(4)	5	(9)	20
Income from continuing operations before income taxes	525	696	1,010	1,373
Income tax expense	(100)	(136)	(187)	(246)
Income from continuing operations	425	560	823	1,127
Income (loss) from discontinued operations, net of income taxes	8	—	7	(1)
Net income	$433	$560	$830	$1,126

Basic earnings per share:
Income from continuing operations	$1.34	$1.72	$2.60	$3.46
Income (loss) from discontinued operations	0.03	—	0.02	—
Net income	1.37	1.72	2.62	3.45

Diluted earnings per share:
Income from continuing operations	$1.34	$1.71	$2.58	$3.44
Income (loss) from discontinued operations	0.03	—	0.02	—
Net income	1.36	1.71	2.60	3.43

Weighted-average number of shares outstanding:
Basic	316	325	317	326
Diluted	318	327	319	328

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Net income	$433	$560	$830	$1,126
Other comprehensive income:
Currency translation	78	(9)	383	9
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	1	4	3	8
Gains on cash flow hedges, net of income taxes	38	46	107	47
Other comprehensive income	117	41	493	64
Comprehensive income	550	601	1,323	1,190
Less: comprehensive (income) loss attributable to noncontrolling interests	(2)	1	(11)	7
Comprehensive income attributable to TE Connectivity Ltd.	$548	$602	$1,312	$1,197

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2023	2022

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$905	$1,088
Accounts receivable, net of allowance for doubtful accounts of $46 and $45, respectively	3,048	2,865
Inventories	2,811	2,676
Prepaid expenses and other current assets	675	639
Total current assets	7,439	7,268
Property, plant, and equipment, net	3,818	3,567
Goodwill	5,527	5,258
Intangible assets, net	1,286	1,288
Deferred income taxes	2,634	2,498
Other assets	786	903
Total assets	$21,490	$20,782
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$286	$914
Accounts payable	1,678	1,593
Accrued and other current liabilities	2,429	2,125
Total current liabilities	4,393	4,632
Long-term debt	3,916	3,292
Long-term pension and postretirement liabilities	731	695
Deferred income taxes	216	244
Income taxes	326	304
Other liabilities	782	718
Total liabilities	10,364	9,885
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	106	95
Shareholders' equity:
Common shares, CHF 0.57 par value, 322,470,281 shares authorized and issued, and 330,830,781 shares authorized and issued, respectively	142	146
Accumulated earnings	11,824	12,832
Treasury shares, at cost, 7,053,036 and 12,749,540 shares, respectively	(933)	(1,681)
Accumulated other comprehensive loss	(13)	(495)
Total shareholders' equity	11,020	10,802
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,490	$20,782

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended March 31, 2023
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at December 30, 2022	331	$146	(14)	$(1,854)	$—	$13,200	$(128)	$11,364
Net income	—	—	—	—	—	433	—	433
Other comprehensive income	—	—	—	—	—	—	115	115
Share-based compensation expense	—	—	—	—	31	—	—	31
Dividends	—	—	—	—	—	(744)	—	(744)
Exercise of share options	—	—	—	9	—	—	—	9
Restricted share award vestings and other activity	—	—	—	16	(31)	26	—	11
Repurchase of common shares	—	—	(2)	(199)	—	—	—	(199)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—
Balance at March 31, 2023	322	$142	(7)	$(933)	$—	$11,824	$(13)	$11,020

	For the Six Months Ended March 31, 2023
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 30, 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802
Net income	—	—	—	—	—	830	—	830
Other comprehensive income	—	—	—	—	—	—	482	482
Share-based compensation expense	—	—	—	—	63	—	—	63
Dividends	—	—	—	—	—	(744)	—	(744)
Exercise of share options	—	—	—	20	—	—	—	20
Restricted share award vestings and other activity	—	—	1	65	(63)	(3)	—	(1)
Repurchase of common shares	—	—	(4)	(432)	—	—	—	(432)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—
Balance at March 31, 2023	322	$142	(7)	$(933)	$—	$11,824	$(13)	$11,020

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

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 31,	March 25,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$830	$1,126
(Income) loss from discontinued operations, net of income taxes	(7)	1
Income from continuing operations	823	1,127
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	394	392
Deferred income taxes	(70)	42
Non-cash lease cost	70	64
Provision for losses on accounts receivable and inventories	69	68
Share-based compensation expense	63	60
Impairment of held for sale businesses	67	—
Other	68	4
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(224)	(57)
Inventories	(273)	(411)
Prepaid expenses and other current assets	(25)	36
Accounts payable	104	15
Accrued and other current liabilities	(83)	(305)
Income taxes	35	27
Other	197	(117)
Net cash provided by operating activities	1,215	945
Cash flows from investing activities:
Capital expenditures	(372)	(351)
Proceeds from sale of property, plant, and equipment	2	63
Acquisition of businesses, net of cash acquired	(108)	(102)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	51	16
Other	23	(9)
Net cash used in investing activities	(404)	(383)
Cash flows from financing activities:
Net decrease in commercial paper	(85)	—
Proceeds from issuance of debt	499	588
Repayment of debt	(591)	(558)
Proceeds from exercise of share options	20	30
Repurchase of common shares	(466)	(708)
Payment of common share dividends to shareholders	(355)	(326)
Other	(28)	(38)
Net cash used in financing activities	(1,006)	(1,012)
Effect of currency translation on cash	12	(4)
Net decrease in cash, cash equivalents, and restricted cash	(183)	(454)
Cash, cash equivalents, and restricted cash at beginning of period	1,088	1,203
Cash, cash equivalents, and restricted cash at end of period	$905	$749

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Restructuring charges, net	$62	$22	$166	$43
Impairment of held for sale businesses and (gain) loss on divestitures, net	56	(1)	62	(10)
Other charges, net	1	—	2	—
Restructuring and other charges, net	$119	$21	$230	$33

Restructuring Charges, Net

Net restructuring and related charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Transportation Solutions	$18	$10	$92	$15
Industrial Solutions	36	10	42	18
Communications Solutions	8	2	32	10
Restructuring charges, net	62	22	166	43
Plus: charges included in cost of sales(1)	—	—	—	12
Restructuring and related charges, net	$62	$22	$166	$55
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 30,		Changes in	Cash	Non-Cash	Currency	March 31,
	2022	Charges	Estimate	Payments	Items	Translation	2023

	(in millions)
Fiscal 2023 Actions:
Employee severance	$—	$155	$—	$(18)	$—	$2	$139
Facility and other exit costs	—	1	—	—	—	—	1
Property, plant, and equipment	—	5	—	—	(5)	—	—
Total	—	161	—	(18)	(5)	2	140
Fiscal 2022 Actions:
Employee severance	108	6	(7)	(28)	—	6	85
Facility and other exit costs	1	6	—	(3)	—	—	4
Total	109	12	(7)	(31)	—	6	89
Pre-Fiscal 2022 Actions:
Employee severance	112	4	(2)	(27)	—	8	95
Facility and other exit costs	7	—	(2)	(7)	—	2	—
Total	119	4	(4)	(34)	—	10	95
Total Activity	$228	$177	$(11)	$(83)	$(5)	$18	$324

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. During the six months ended March 31, 2023, we recorded restructuring charges of $161 million in connection with this program. We expect to complete all restructuring actions commenced during the six months ended March 31, 2023 by the end of fiscal 2025 and to incur additional charges of approximately $19 million related to employee severance, facility exit costs, and accelerated depreciation on property, plant, and equipment.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2023 program by segment as of March 31, 2023:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$102	$94	$8
Industrial Solutions	54	44	10
Communications Solutions	24	23	1
Total	$180	$161	$19

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. In connection with this program, during the six months ended March 31, 2023 and March 25, 2022, we recorded net restructuring and related charges of $5 million and $53 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2022 by the end of fiscal 2024 and to incur additional charges of approximately $16 million related primarily to employee severance and facility exit costs.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes expected, incurred, and remaining charges for the fiscal 2022 program by segment as of March 31, 2023:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges
		(in millions)
Transportation Solutions	$96	$88	$8
Industrial Solutions	55	52	3
Communications Solutions	31	26	5
Total	$182	$166	$16

Pre-Fiscal 2022 Actions

During the six months ended March 25, 2022, we recorded net restructuring charges of $2 million related to pre-fiscal 2022 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2022 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 31,	September 30,
	2023	2022

	(in millions)
Accrued and other current liabilities	$279	$182
Other liabilities	45	46
Restructuring reserves	$324	$228

Divestitures

During the six months ended March 31, 2023, we sold two businesses for net cash proceeds of $51 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax gain on sales, which totaled to a net charge of $2 million. The businesses sold were both reported in our Industrial Solutions segment. Additionally, during the six months ended March 31, 2023, we recorded a pre-tax impairment charge of $60 million in connection with a held for sale business in the Transportation Solutions segment.

During the six months ended March 25, 2022, we sold two businesses for net cash proceeds of $16 million and recognized a net pre-tax gain of $10 million on the transactions. The businesses sold were reported in our Transportation Solutions and Industrial Solutions segments.

3. Acquisitions

During the six months ended March 31, 2023, we acquired one business for a cash purchase price of $108 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired one business for a cash purchase price of $127 million, net of cash acquired, during the six months ended March 25, 2022. The acquisition was reported as part of our Communications Solutions segment from the date of acquisition. Also during the six months ended March 25, 2022, we finalized the purchase price allocation of certain fiscal 2021 acquisitions, which included the recognition of $25 million of cash acquired.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

4. Inventories

Inventories consisted of the following:

	March 31,	September 30,
	2023	2022

	(in millions)
Raw materials	$434	$390
Work in progress	1,288	1,066
Finished goods	1,089	1,220
Inventories	$2,811	$2,676

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 30, 2022(1)	$1,439	$3,118	$701	$5,258
Acquisition	—	73	—	73
Currency translation and other	57	111	28	196
March 31, 2023(1)	$1,496	$3,302	$729	$5,527
(1)	At March 31, 2023 and September 30, 2022, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the six months ended March 31, 2023, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	March 31, 2023			September 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,754	$(770)	$984	$1,642	$(687)	$955
Intellectual property	1,210	(919)	291	1,174	(852)	322
Other	17	(6)	11	16	(5)	11
Total	$2,981	$(1,695)	$1,286	$2,832	$(1,544)	$1,288

Intangible asset amortization expense was $49 million for both the quarters ended March 31, 2023 and March 25, 2022, and $95 million and $97 million for the six months ended March 31, 2023 and March 25, 2022, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At March 31, 2023, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2023	$97
Fiscal 2024	164
Fiscal 2025	149
Fiscal 2026	144
Fiscal 2027	126
Fiscal 2028	93
Thereafter	513
Total	$1,286

7. Debt

During the quarter ended March 31, 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $500 million aggregate principal amount of 4.50% senior notes due in February 2026. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the quarter ended March 31, 2023, TEGSA repaid, at maturity, €550 million of 1.10% senior notes due in March 2023.

As of March 31, 2023, TEGSA had $285 million of commercial paper outstanding at a weighted-average interest rate of 5.5%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at September 30, 2022.

The fair value of our debt, based on indicative valuations, was approximately $3,966 million and $3,990 million at March 31, 2023 and September 30, 2022, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Operating lease cost	$36	$33	$70	$64
Variable lease cost	13	13	25	25
Total lease cost	$49	$46	$95	$89

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Six Months Ended
	March 31,	March 25,
	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$64	$61

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	56	77
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters and the resulting investigations are ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 31, 2023, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $45 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 31, 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $171 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $58 million as of March 31, 2023 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We may utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. As of fiscal year end 2022, all such cross-currency swap contracts had been terminated or matured and were settled; additionally, all related collateral positions were settled.

The impacts of these cross-currency swap contracts were as follows:

	For the	For the
	Quarter Ended	Six Months Ended
	March 25,	March 25,
	2022	2022

	(in millions)
Losses recorded in other comprehensive income (loss)	$(2)	$(5)
Gains excluded from the hedging relationship(1)	10	39
(1)	Gains excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,210 million and $1,658 million at March 31, 2023 and September 30, 2022, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $3,782 million and $1,873 million at March 31, 2023 and September 30, 2022, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.61% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2027, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 31,	September 30,
	2023	2022

	(in millions)
Prepaid expenses and other current assets	$43	$55
Other assets	48	172
Accrued and other current liabilities	5	—
Other liabilities	25	—

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(51)	$80	$(216)	$188
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(19)	33	(156)	70
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate Risk Management

We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2022, we terminated forward starting interest rate swap contracts as a result of the issuance of our 2.50% senior notes due in 2032.

The impacts of these forward starting interest rate swap contracts were as follows:

	For the	For the
	Quarter Ended	Six Months Ended
	March 25,	March 25,
	2022	2022

	(in millions)
Gains recorded in other comprehensive income (loss)	$11	$13

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $492 million and $566 million at

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

March 31, 2023 and September 30, 2022, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 31,	September 30,
	2023	2022

	(in millions)
Prepaid expenses and other current assets	$28	$2
Other assets	2	—
Accrued and other current liabilities	10	77
Other liabilities	1	7

The impacts of these commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Gains recorded in other comprehensive income (loss)	$31	$46	$78	$61
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	(9)	5	(38)	20

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Operating expense:
Service cost	$6	$10	$2	$2
Other (income) expense:
Interest cost	14	8	10	6
Expected returns on plan assets	(11)	(14)	(10)	(12)
Amortization of net actuarial loss	2	7	1	1
Amortization of prior service credit	(1)	(2)	—	—
Net periodic pension benefit cost (credit)	$10	$9	$3	$(3)

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Operating expense:
Service cost	$13	$20	$4	$4
Other (income) expense:
Interest cost	28	17	19	13
Expected returns on plan assets	(22)	(29)	(19)	(24)
Amortization of net actuarial loss	3	13	2	2
Amortization of prior service credit	(2)	(3)	—	—
Net periodic pension benefit cost (credit)	$20	$18	$6	$(5)

During the six months ended March 31, 2023, we contributed $21 million to our non-U.S. pension plans.

12. Income Taxes

We recorded income tax expense of $100 million and $136 million for the quarters ended March 31, 2023 and March 25, 2022, respectively. The income tax expense for the quarter ended March 25, 2022 included $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rate enacted in the canton of Schaffhausen on December 27, 2021 and a $19 million income tax benefit related to the tax impacts of an intercompany transaction.

We recorded income tax expense of $187 million and $246 million for the six months ended March 31, 2023 and March 25, 2022, respectively. The income tax expense for the six months ended March 25, 2022 included a $36 million income tax benefit related to the tax impacts of the intercompany transaction discussed above and $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rate enacted in the canton of Schaffhausen. In addition, the income tax expense for the six months ended March 25, 2022 included $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during the six months ended March 25, 2022.

During the quarter ended March 31, 2023, we completed tax returns for certain non-U.S. entities which resulted in the recognition of additional deferred tax assets for tax loss carryforwards of $313 million. As we do not expect these subsidiaries to generate sufficient future taxable income to realize the deferred tax assets, we recognized a corresponding increase to the valuation allowance. Accordingly, there was no impact to the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2023 or Condensed Consolidated Balance Sheet as of March 31, 2023.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of March 31, 2023, approximately $20 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 31, 2023.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Basic	316	325	317	326
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	318	327	319	328

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Antidilutive share options	1	1	1	1

14. Shareholders’ Equity

Common Shares

In March 2023, our shareholders approved, for a period of one year ending March 15, 2024, our board of directors’ authorization to issue additional new shares to a maximum of 120% and/or reduce shares to a minimum of 80% of the existing share capital, subject to certain conditions specified in our articles of association.

Common Shares Held in Treasury

In March 2023, our shareholders approved the cancellation of approximately eight and a half million shares purchased under our share repurchase program during the period beginning September 25, 2021 and ending September 30, 2022. The capital reduction by cancellation of these shares, which was subject to filing with the commercial register in Switzerland, approval by our board of directors, and other requirements, became effective in March 2023.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022
Dividends paid per common share	$0.56	$0.50	$1.12	$1.00

In March 2023, our shareholders approved a dividend payment to shareholders of $2.36 per share, payable in four equal quarterly installments of $0.59 per share beginning in the third quarter of fiscal 2023 and ending in the second quarter of fiscal 2024.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At March 31, 2023 and September 30, 2022, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $744 million and $356 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 31,	March 25,
	2023	2022

	(in millions)
Number of common shares repurchased	4	5
Repurchase value	$432	$752

At March 31, 2023, we had $1.2 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Share-based compensation expense	$31	$28	$63	$60

As of March 31, 2023, there was $179 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.7 years.

During the quarter ended December 30, 2022, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.9	$35.79
Restricted share awards	0.4	124.52
Performance share awards	0.2	124.52

As of March 31, 2023, we had eight million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

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

16. Segment and Geographic Data

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. We continue to operate through three reporting segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure. As a result of the realignment, $14 million of net sales and $6 million of operating income for the first six months of fiscal 2022 were reflected in the Communications Solutions segment.

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Transportation Solutions:
Automotive	$1,795	$1,653	$3,444	$3,173
Commercial transportation	405	394	753	759
Sensors	283	267	545	540
Total Transportation Solutions	2,483	2,314	4,742	4,472
Industrial Solutions:
Industrial equipment	461	465	895	920
Aerospace, defense, and marine	298	261	562	503
Energy	233	184	422	372
Medical	199	158	372	325
Total Industrial Solutions	1,191	1,068	2,251	2,120
Communications Solutions:
Data and devices	288	392	617	748
Appliances	198	233	391	485
Total Communications Solutions	486	625	1,008	1,233
Total	$4,160	$4,007	$8,001	$7,825
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Asia–Pacific:
Transportation Solutions	$861	$883	$1,785	$1,811
Industrial Solutions	196	194	385	399
Communications Solutions	242	334	536	671
Total Asia–Pacific	1,299	1,411	2,706	2,881
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	1,046	899	1,858	1,670
Industrial Solutions	527	443	971	893
Communications Solutions	94	91	164	184
Total EMEA	1,667	1,433	2,993	2,747
Americas:
Transportation Solutions	576	532	1,099	991
Industrial Solutions	468	431	895	828
Communications Solutions	150	200	308	378
Total Americas	1,194	1,163	2,302	2,197
Total	$4,160	$4,007	$8,001	$7,825
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Transportation Solutions	$333	$409	$615	$804
Industrial Solutions	134	145	290	265
Communications Solutions	70	151	134	308
Total	$537	$705	$1,039	$1,377

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

Summary of Performance

●	Our net sales increased 3.8% and 2.2% in the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022 due to sales growth in the Transportation Solutions and Industrial Solutions segments, partially offset by declines in the Communications Solutions segment. On an organic basis, our net sales increased 7.6% and 7.7% during the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 7.3% and 6.0% in the second quarter and first six months of fiscal 2023, respectively, due primarily to sales increases in the automotive end market.
●	Industrial Solutions—Our net sales increased 11.5% and 6.2% in the second quarter and first six months of fiscal 2023, respectively, as a result of sales increases in the aerospace, defense, and marine, the energy, and the medical end markets, partially offset by declines in the industrial equipment end market.
●	Communications Solutions—Our net sales decreased 22.2% and 18.2% in the second quarter and first six months of fiscal 2023, respectively, due to sales declines in the data and devices and the appliances end markets.
●	Net cash provided by operating activities was $1,215 million in the first six months of fiscal 2023.

Economic Conditions

Our business and operating results have been and will continue to be affected by worldwide economic conditions. The global economy has been impacted by supply chain disruptions and inflationary cost pressures as well as the military conflict between Russia and Ukraine and the COVID-19 pandemic in recent years. We are monitoring the current environment and its potential effects on our customers and the end markets we serve.

We have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to partially mitigate increased costs and supply chain disruptions through price increases or productivity. We have implemented select price increases for certain products. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

We are monitoring the continuing military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We sold our business operations in Russia, and our operations in Ukraine have been reduced. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict did not have a significant impact on our business, financial condition, or results of operations during the first six months of fiscal 2023. The extent to which the conflict may impact our business in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and supply chain disruptions. We will continue to actively monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

The COVID-19 pandemic has had a global impact, most recently and significantly in China, and has resulted in business slowdowns or shutdowns. While the pandemic has impacted certain aspects of our business, the extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the resurgence of the spread of the virus and variant strains of the virus as well as the success of public health advancements. While certain of our operations in China were impacted in the first six months of fiscal 2023 and were shut down for a period of time in fiscal 2022, we do not expect the COVID-19 pandemic to have a significant impact on our businesses globally in fiscal 2023. However, it may have a negative impact on our financial condition and results of operations in future periods. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

Outlook

In the third quarter of fiscal 2023, we expect our net sales to be approximately $4.0 billion as compared to $4.1 billion in the third quarter of fiscal 2022. This decrease reflects sales declines in the Communications Solutions segment, partially offset by growth in the Transportation Solutions segment. We expect diluted earnings per share from continuing operations to be approximately $1.56 per share in the third quarter of fiscal 2023. This outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first six months of fiscal 2023, we acquired one business for a cash purchase price of $108 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Divestitures

During the first six months of fiscal 2023, we sold two businesses for net cash proceeds of $51 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax gain on sales, which totaled to a net charge of $2 million. The businesses sold were both reported in our Industrial Solutions segment. Additionally, during the first six months of fiscal 2023, we recorded a pre-tax impairment charge of $60 million in connection with a held for sale business in the Transportation Solutions segment. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 31,		March 25,		March 31,		March 25,
	2023		2022		2023		2022

	($ in millions)
Transportation Solutions	$2,483	60%	$2,314	58%	$4,742	59%	$4,472	57%
Industrial Solutions	1,191	28	1,068	26	2,251	28	2,120	27
Communications Solutions	486	12	625	16	1,008	13	1,233	16
Total	$4,160	100%	$4,007	100%	$8,001	100%	$7,825	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 31, 2023						Change in Net Sales for the Six Months Ended March 31, 2023
	versus Net Sales for the Quarter Ended March 25, 2022						versus Net Sales for the Six Months Ended March 25, 2022
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$169	7.3%	$275	11.9%	$(106)	$—	$270	6.0%	$571	12.8%	$(301)	$—
Industrial Solutions	123	11.5	156	14.6	(32)	(1)	131	6.2	227	10.7	(95)	(1)
Communications Solutions	(139)	(22.2)	(126)	(20.2)	(17)	4	(225)	(18.2)	(194)	(15.7)	(44)	13
Total	$153	3.8%	$305	7.6%	$(155)	$3	$176	2.2%	$604	7.7%	$(440)	$12

Net sales increased $153 million, or 3.8%, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. The increase in net sales resulted primarily from organic net sales growth of 7.6%, partially offset by the negative impact of foreign currency translation of 3.9% due to the weakening of certain foreign currencies. In the second quarter of fiscal 2023, pricing actions positively affected organic net sales by $166 million.

In the first six months of fiscal 2023, net sales increased $176 million, or 2.2%, as compared to the first six months of fiscal 2022. The increase in net sales resulted primarily from organic net sales growth of 7.7%, partially offset by the negative impact of foreign currency translation of 5.6% due to the weakening of certain foreign currencies. Pricing actions positively affected organic net sales by $295 million in the first six months of fiscal 2023.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2023.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 31,		March 25,		March 31,		March 25,
	2023		2022		2023		2022

	($ in millions)
Asia–Pacific	$1,299	31%	$1,411	35%	$2,706	34%	$2,881	37%
EMEA	1,667	40	1,433	36	2,993	37	2,747	35
Americas	1,194	29	1,163	29	2,302	29	2,197	28
Total	$4,160	100%	$4,007	100%	$8,001	100%	$7,825	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 31, 2023						Change in Net Sales for the Six Months Ended March 31, 2023
	versus Net Sales for the Quarter Ended March 25, 2022						versus Net Sales for the Six Months Ended March 25, 2022
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth		Translation	(Divestiture)

	($ in millions)
Asia–Pacific	$(112)	(7.9)%	$(24)	(1.7)%	$(88)	$—	$(175)	(6.1)%	$58	2.0%	$(233)	$—
EMEA	234	16.3	294	20.5	(65)	5	246	9.0	445	16.2	(204)	5
Americas	31	2.7	35	3.0	(2)	(2)	105	4.8	101	4.6	(3)	7
Total	$153	3.8%	$305	7.6%	$(155)	$3	$176	2.2%	$604	7.7%	$(440)	$12

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Cost of sales	$2,876	$2,670	$206	$5,530	$5,258	$272
As a percentage of net sales	69.1%	66.6%		69.1%	67.2%

Gross margin	$1,284	$1,337	$(53)	$2,471	$2,567	$(96)
As a percentage of net sales	30.9%	33.4%		30.9%	32.8%

Gross margin decreased $53 million and $96 million in the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022 due primarily to inflationary pressure on material and operating costs and the negative impact of foreign currency translation, partially offset by the positive impact of pricing actions.

We use a wide variety of raw materials in the manufacture of our products, and cost of sales and gross margin are subject to variability in raw material prices. In recent years, raw material prices and availability have been impacted by worldwide economic conditions, including supply chain disruptions, inflationary cost pressures, and the COVID-19 pandemic. As a result, we have experienced shortages and price increases in some of our input materials; however, we have been able to initiate pricing actions which have partially offset these impacts. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Six Months Ended
		March 31,	March 25,	March 31,	March 25,
	Measure	2023	2022	2023	2022
Copper	Lb.	$4.13	$4.13	$4.16	$3.97
Gold	Troy oz.	1,870	1,831	1,843	1,814
Silver	Troy oz.	23.34	24.64	23.75	24.10
Palladium	Troy oz.	2,308	2,380	2,185	2,363

We expect to purchase approximately 185 million pounds of copper, 120,000 troy ounces of gold, 2.5 million troy ounces of silver, and 8,000 troy ounces of palladium in fiscal 2023.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Selling, general, and administrative expenses	$435	$416	$19	$827	$779	$48
As a percentage of net sales	10.5%	10.4%		10.3%	10.0%

Restructuring and other charges, net	$119	$21	$98	$230	$33	$197

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $19 million in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 due primarily to the impact of cost inflation, partially offset by the positive impact of foreign currency translation. In the first six months of fiscal 2023, selling, general, and administrative expenses increased $48 million as compared to the first six months of fiscal 2022 due primarily to a gain on the sale of real estate in the first six months of fiscal 2022 and the impact of cost inflation, partially offset by the positive impact of foreign currency translation.

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

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. We incurred net restructuring charges of $166 million during the first six months of fiscal 2023. Annualized cost savings related to the fiscal 2023 actions commenced during the first six months of fiscal 2023 are expected to be approximately $125 million and are expected to be realized by the end of fiscal 2025. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2023, we expect total restructuring charges to be approximately $250 million and total spending, which will be funded with cash from operations, to be approximately $225 million.

During the first six months of fiscal 2023, we recorded a pre-tax impairment charge of $60 million in connection with a held for sale business in the Transportation Solutions segment.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$537	$705	$(168)	$1,039	$1,377	$(338)
Operating margin	12.9%	17.6%		13.0%	17.6%

Operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$10	$17	$18
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	8
	8	10	17	26
Restructuring and other charges, net	119	21	230	33
Restructuring-related charges recorded in cost of sales	—	—	—	12
Total	$127	$31	$247	$71

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Income tax expense	$100	$136	$(36)	$187	$246	$(59)
Effective tax rate	19.0%	19.5%		18.5%	17.9%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work towards the enactment of a 15% global minimum tax. South Korea and Japan are the first countries to enact the global minimum tax. European Union members must adopt the global minimum tax by the end of calendar 2023 and many other jurisdictions have also committed to implementing the global minimum tax. The global minimum tax is a significant structural change to the international taxation framework, which will affect us beginning in fiscal 2025. Although global enactment has begun, the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. We are currently monitoring these developments and evaluating the potential impact on our results of operations, cash taxes, and worldwide corporate effective tax rate.

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

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 31,		March 25,		March 31,		March 25,
	2023		2022		2023		2022

	($ in millions)
Automotive	$1,795	73%	$1,653	71%	$3,444	73%	$3,173	71%
Commercial transportation	405	16	394	17	753	16	759	17
Sensors	283	11	267	12	545	11	540	12
Total	$2,483	100%	$2,314	100%	$4,742	100%	$4,472	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 31, 2023					Change in Net Sales for the Six Months Ended March 31, 2023
	versus Net Sales for the Quarter Ended March 25, 2022					versus Net Sales for the Six Months Ended March 25, 2022
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth (Decline)		Growth		Translation

	($ in millions)
Automotive	$142	8.6%	$226	13.6%	$(84)	$271	8.5%	$508	16.0%	$(237)
Commercial transportation	11	2.8	26	6.5	(15)	(6)	(0.8)	33	4.4	(39)
Sensors	16	6.0	23	8.8	(7)	5	0.9	30	5.6	(25)
Total	$169	7.3%	$275	11.9%	$(106)	$270	6.0%	$571	12.8%	$(301)

Net sales in the Transportation Solutions segment increased $169 million, or 7.3%, in the second quarter of fiscal 2023 from the second quarter of fiscal 2022 due to organic net sales growth of 11.9%, partially offset by the negative impact of foreign currency translation of 4.6%. In the second quarter of fiscal 2023, pricing actions positively affected organic net sales by $107 million. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 13.6% in the second quarter of fiscal 2023 with growth of 22.7% in the EMEA region, 11.5% in the Americas region, and 6.2% in the Asia–Pacific region. Our organic net sales growth across all regions was attributable to increased content per vehicle as well as vehicle production growth, primarily in the EMEA and Americas regions.
●	Commercial transportation—Our organic net sales increased 6.5% in the second quarter of fiscal 2023 due to growth in the EMEA and Americas regions, partially offset by declines in the Asia–Pacific region.
●	Sensors—Our organic net sales increased 8.8% in the second quarter of fiscal 2023 as a result of growth in transportation and industrial applications.

In the first six months of fiscal 2023, net sales in the Transportation Solutions segment increased $270 million, or 6.0%, as compared to the first six months of fiscal 2022 due to organic net sales growth of 12.8%, partially offset by the negative impact of foreign currency translation of 6.8%. In the first six months of fiscal 2023, pricing actions positively affected organic net sales by $198 million. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 16.0% in the first six months of fiscal 2023 with growth of 21.5% in the EMEA region, 14.5% in the Americas region, and 12.1% in the Asia–Pacific region. Our organic net sales growth across all regions resulted from increased content per vehicle as well as vehicle production growth, primarily in the Americas and EMEA regions.
●	Commercial transportation—Our organic net sales increased 4.4% in the first six months of fiscal 2023 as a result of growth in the EMEA and Americas regions, partially offset by declines in the Asia–Pacific region.
●	Sensors—Our organic net sales increased 5.6% in the first six months of fiscal 2023 due primarily to growth in transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$333	$409	$(76)	$615	$804	$(189)
Operating margin	13.4%	17.7%		13.0%	18.0%

Operating income in the Transportation Solutions segment decreased $76 million and $189 million in the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022. Excluding the items below, operating income decreased in the second quarter of fiscal 2023 primarily as a result of inflationary pressure on material and operating costs and the negative impact of foreign currency translation, partially offset by the positive impact of pricing actions. Excluding the items below, operating income decreased in the first six months of fiscal 2023 primarily as a result of inflationary pressure on material and operating costs and the negative impact of foreign currency translation, partially offset by the positive impact of pricing actions and higher volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Acquisition and integration costs	$—	$4	$2	$7
Restructuring and other charges, net	78	9	152	3
Total	$78	$13	$154	$10

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 31,		March 25,		March 31,		March 25,
	2023		2022		2023		2022

	($ in millions)
Industrial equipment	$461	38%	$465	44%	$895	39%	$920	43%
Aerospace, defense, and marine	298	25	261	24	562	25	503	24
Energy	233	20	184	17	422	19	372	18
Medical	199	17	158	15	372	17	325	15
Total	$1,191	100%	$1,068	100%	$2,251	100%	$2,120	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 31, 2023						Change in Net Sales for the Six Months Ended March 31, 2023
	versus Net Sales for the Quarter Ended March 25, 2022						versus Net Sales for the Six Months Ended March 25, 2022
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth		Translation	(Divestiture)	Growth (Decline)		Growth		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(4)	(0.9)%	$15	3.2%	$(19)	$—	$(25)	(2.7)%	$29	3.2%	$(54)	$—
Aerospace, defense, and marine	37	14.2	48	18.6	(5)	(6)	59	11.7	83	16.3	(18)	(6)
Energy	49	26.6	51	27.7	(7)	5	50	13.4	66	17.6	(21)	5
Medical	41	25.9	42	26.3	(1)	—	47	14.5	49	15.2	(2)	—
Total	$123	11.5%	$156	14.6%	$(32)	$(1)	$131	6.2%	$227	10.7%	$(95)	$(1)

In the Industrial Solutions segment, net sales increased $123 million, or 11.5%, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 due primarily to organic net sales growth of 14.6%, partially offset by the negative impact of foreign currency translation of 3.0%. In the second quarter of fiscal 2023, pricing actions positively affected organic net sales by $58 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 3.2% in the second quarter of fiscal 2023 due to growth in the EMEA and Asia–Pacific regions, partially offset by declines in the Americas region.
●	Aerospace, defense, and marine—Our organic net sales increased 18.6% in the second quarter of fiscal 2023 primarily as a result of growth in the defense and the commercial aerospace markets.
●	Energy—Our organic net sales increased 27.7% in the second quarter of fiscal 2023 as a result of growth across all regions and strength in renewable energy applications.
●	Medical—Our organic net sales increased 26.3% in the second quarter of fiscal 2023 due to growth in interventional medical applications as well as surgical and imaging applications.

Net sales in the Industrial Solutions segment increased $131 million, or 6.2%, in the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 due primarily to organic net sales growth of 10.7%, partially offset by the negative impact of foreign currency translation of 4.5%. In the first six months of fiscal 2023, pricing actions positively affected organic net sales by $92 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales increased 3.2% in the first six months of fiscal 2023 as a result of growth in the EMEA and Asia–Pacific regions, partially offset by declines in the Americas region.
●	Aerospace, defense, and marine—Our organic net sales increased 16.3% in the first six months of fiscal 2023 due primarily to growth in the defense and the commercial aerospace markets.
●	Energy—Our organic net sales increased 17.6% in the first six months of fiscal 2023 due to growth across all regions and strength in renewable energy applications.
●	Medical—Our organic net sales increased 15.2% in the first six months of fiscal 2023 as a result of growth in interventional medical applications as well as surgical and imaging applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$134	$145	$(11)	$290	$265	$25
Operating margin	11.3%	13.6%		12.9%	12.5%

Operating income in the Industrial Solutions segment decreased $11 million in the second quarter of fiscal 2023 and increased $25 million in the first six months of fiscal 2023, as compared to the same periods of fiscal 2022. Excluding the items below, operating income increased primarily as a result of the positive impact of pricing actions, partially offset by inflationary pressure on material and operating costs and the negative impact of foreign currency translation.

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$7	$6	$13	$10
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	8
	7	6	13	18
Restructuring and other charges, net	33	10	46	20
Restructuring-related charges recorded in cost of sales	—	—	—	12
Total	$40	$16	$59	$50

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 31,		March 25,		March 31,		March 25,
	2023		2022		2023		2022

	($ in millions)
Data and devices	$288	59%	$392	63%	$617	61%	$748	61%
Appliances	198	41	233	37	391	39	485	39
Total	$486	100%	$625	100%	$1,008	100%	$1,233	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 31, 2023						Change in Net Sales for the Six Months Ended March 31, 2023
	versus Net Sales for the Quarter Ended March 25, 2022						versus Net Sales for the Six Months Ended March 25, 2022
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Decline		Decline		Translation	Acquisition	Decline		Decline		Translation	Acquisitions

	($ in millions)
Data and devices	$(104)	(26.5)%	$(97)	(24.9)%	$(11)	$4	$(131)	(17.5)%	$(120)	(15.9)%	$(24)	$13
Appliances	(35)	(15.0)	(29)	(12.4)	(6)	—	(94)	(19.4)	(74)	(15.3)	(20)	—
Total	$(139)	(22.2)%	$(126)	(20.2)%	$(17)	$4	$(225)	(18.2)%	$(194)	(15.7)%	$(44)	$13

Net sales in the Communications Solutions segment decreased $139 million, or 22.2%, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022 due primarily to organic net sales declines of 20.2% and the negative impact of foreign currency translation of 2.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 24.9% in the second quarter of fiscal 2023 as a result of market declines and reduced demand resulting from inventory corrections in the supply chain.
●	Appliances—Our organic net sales decreased 12.4% in the second quarter of fiscal 2023 due primarily to market declines across all regions.

In the first six months of fiscal 2023, net sales in the Communications Solutions segment decreased $225 million, or 18.2%, as compared to the first six months of fiscal 2022 due primarily to organic net sales declines of 15.7% and the negative impact of foreign currency translation of 3.6%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 15.9% in the first six months of fiscal 2023 due to market declines and reduced demand resulting from inventory corrections in the supply chain.
●	Appliances—Our organic net sales decreased 15.3% in the first six months of fiscal 2023 primarily as a result of market declines across all regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 31,	March 25,		March 31,	March 25,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$70	$151	$(81)	$134	$308	$(174)
Operating margin	14.4%	24.2%		13.3%	25.0%

Operating income in the Communications Solutions segment decreased $81 million and $174 million in the second quarter and first six months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022. Excluding the items below, operating income decreased due primarily to lower volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2023	2022	2023	2022

	(in millions)
Acquisition and integration costs	$1	$—	$2	$1
Restructuring and other charges, net	8	2	32	10
Total	$9	$2	$34	$11

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

Cash Flows from Operating Activities

In the first six months of fiscal 2023, net cash provided by operating activities increased $270 million to $1,215 million from $945 million in the first six months of fiscal 2022. The increase resulted primarily from the impact of changes in working capital levels, partially offset by lower pre-tax income. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2023 and 2022 was $223 million and $177 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $372 million and $351 million in the first six months of fiscal 2023 and 2022, respectively. We expect fiscal 2023 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2023, we received net cash proceeds of $51 million related to the sale of two businesses. We received net cash proceeds of $16 million related to the sale of two businesses during the first six months of fiscal 2022. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

During the first six months of fiscal 2023, we acquired one business for a cash purchase price of $108 million, net of cash acquired. We acquired one business for a cash purchase price of $127 million, net of cash acquired, during the first six months of fiscal 2022. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at March 31, 2023 and September 30, 2022 was $4,202 million and $4,206 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the second quarter of fiscal 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $500 million aggregate principal amount of 4.50% senior notes due in February 2026. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the second quarter of fiscal 2023, TEGSA repaid, at maturity, €550 million of 1.10% senior notes due in March 2023.

As of March 31, 2023, TEGSA had $285 million of commercial paper outstanding at a weighted-average interest rate of 5.5%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at September 30, 2022.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at March 31, 2023 or September 30, 2022.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 31, 2023, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $355 million and $326 million in the first six months of fiscal 2023 and 2022, respectively.

In March 2023, our shareholders approved a dividend payment to shareholders of $2.36 per share, payable in four equal quarterly installments of $0.59 per share beginning in the third quarter of fiscal 2023 and ending in the second quarter of fiscal 2024.

We repurchased approximately four million of our common shares for $432 million and approximately five million of our common shares for $752 million under the share repurchase program during the first six months of fiscal 2023 and 2022, respectively. At March 31, 2023, we had $1.2 billion of availability remaining under our share repurchase authorization.

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

	March 31,	September 30,
	2023	2022

	(in millions)
Balance Sheet Data:
Total current assets	$828	$1,400
Total noncurrent assets(1)	2,593	2,769

Total current liabilities	1,190	1,937
Total noncurrent liabilities(2)	9,103	15,871
(1)	Includes $2,546 million and $2,601 million as of March 31, 2023 and September 30, 2022, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $5,166 million and $12,582 million as of March 31, 2023 and September 30, 2022, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Six Months Ended	Fiscal Year Ended
	March 31,	September 30,
	2023	2022

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(567)	$(35)
Net loss	(567)	(35)

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

At March 31, 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $171 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $58 million as of March 31, 2023 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We are cooperating with the BIS and DDTC on these matters and the resulting investigations are ongoing. We have also been contacted by the U.S. Department of Justice concerning aspects of these matters. We are unable to predict the timing and final outcome of the agencies’ investigations. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigations into these matters have yet to be completed and the final outcome of such investigations and related fines and penalties may differ from amounts currently reserved.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no significant changes to this information during the first six months of fiscal 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2023. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for additional information regarding legal proceedings.

Environmental Matter

The following information is reported in accordance with Item 103 of Regulation S-K:

During fiscal 2021, we determined that the Silicon Microstructures, Inc. (“SMI”) manufacturing site in Milpitas, California historically miscalculated and inaccurately reported its sulfur hexafluoride (SF6) emissions prior to our acquisition of SMI. The site voluntarily disclosed the matter to the applicable state and local authorities, and in fiscal 2022, we received approval and installed new air abatement equipment at the site. In connection with an inspection of the air abatement equipment and an unrelated hazardous materials inspection during the quarter ended March 31, 2023, the local environmental authorities identified additional environmental deficiencies at the site. We are in the process of thoroughly investigating these matters with the intent to fully cooperate with the authorities to ensure a satisfactory resolution of these matters. We may face monetary sanctions, although we do not anticipate such claims will have a material adverse effect on our results of operations, financial position, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended March 31, 2023:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
December 31, 2022–January 27, 2023	462,571	$121.80	462,300	$1,391,903,053
January 28–March 3, 2023	604,536	130.25	600,800	1,313,652,619
March 4–March 31, 2023	510,792	126.35	510,300	1,249,175,700
Total	1,577,899	126.51	1,573,400
(1)	These columns include the following transactions which occurred during the quarter ended March 31, 2023:
(i)	the acquisition of 4,499 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,573,400 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1

Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 20, 2023)

4.1

Nineteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to TE Connectivity’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2023)

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

Date: April 28, 2023