Form 10-Q
period 2023-06-30
TE Connectivity Ltd.
filed 2023-07-28
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

The number of common shares outstanding as of July 21, 2023 was 313,938,622.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions, except per share data)
Net sales	$3,998	$4,097	$11,999	$11,922
Cost of sales	2,699	2,769	8,229	8,027
Gross margin	1,299	1,328	3,770	3,895
Selling, general, and administrative expenses	431	393	1,258	1,172
Research, development, and engineering expenses	176	179	534	539
Acquisition and integration costs	9	11	26	29
Restructuring and other charges, net	53	26	283	59
Operating income	630	719	1,669	2,096
Interest income	18	3	39	9
Interest expense	(20)	(18)	(61)	(48)
Other income (expense), net	(4)	4	(13)	24
Income from continuing operations before income taxes	624	708	1,634	2,081
Income tax expense	(96)	(116)	(283)	(362)
Income from continuing operations	528	592	1,351	1,719
Income from discontinued operations, net of income taxes	—	2	7	1
Net income	$528	$594	$1,358	$1,720

Basic earnings per share:
Income from continuing operations	$1.68	$1.84	$4.28	$5.31
Income from discontinued operations	—	0.01	0.02	—
Net income	1.68	1.84	4.30	5.31

Diluted earnings per share:
Income from continuing operations	$1.67	$1.83	$4.25	$5.26
Income from discontinued operations	—	0.01	0.02	—
Net income	1.67	1.83	4.27	5.26

Weighted-average number of shares outstanding:
Basic	315	322	316	324
Diluted	317	324	318	327

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Net income	$528	$594	$1,358	$1,720
Other comprehensive income (loss):
Currency translation	(25)	(225)	358	(216)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	1	4	4	12
Gains (losses) on cash flow hedges, net of income taxes	(42)	(112)	65	(65)
Other comprehensive income (loss)	(66)	(333)	427	(269)
Comprehensive income	462	261	1,785	1,451
Less: comprehensive (income) loss attributable to noncontrolling interests	(1)	4	(12)	11
Comprehensive income attributable to TE Connectivity Ltd.	$461	$265	$1,773	$1,462

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2023	2022

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,131	$1,088
Accounts receivable, net of allowance for doubtful accounts of $42 and $45, respectively	2,998	2,865
Inventories	2,801	2,676
Prepaid expenses and other current assets	719	639
Total current assets	7,649	7,268
Property, plant, and equipment, net	3,781	3,567
Goodwill	5,528	5,258
Intangible assets, net	1,242	1,288
Deferred income taxes	2,680	2,498
Other assets	821	903
Total assets	$21,701	$20,782
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$291	$914
Accounts payable	1,616	1,593
Accrued and other current liabilities	2,351	2,125
Total current liabilities	4,258	4,632
Long-term debt	3,915	3,292
Long-term pension and postretirement liabilities	735	695
Deferred income taxes	211	244
Income taxes	335	304
Other liabilities	791	718
Total liabilities	10,245	9,885
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	107	95
Shareholders' equity:
Common shares, CHF 0.57 par value, 322,470,281 shares authorized and issued, and 330,830,781 shares authorized and issued, respectively	142	146
Accumulated earnings	12,372	12,832
Treasury shares, at cost, 8,271,688 and 12,749,540 shares, respectively	(1,085)	(1,681)
Accumulated other comprehensive loss	(80)	(495)
Total shareholders' equity	11,349	10,802
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,701	$20,782

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended June 30, 2023
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at March 31, 2023	322	$142	(7)	$(933)	$—	$11,824	$(13)	$11,020
Net income	—	—	—	—	—	528	—	528
Other comprehensive loss	—	—	—	—	—	—	(67)	(67)
Share-based compensation expense	—	—	—	—	32	—	—	32
Dividends	—	—	—	—	—	4	—	4
Exercise of share options	—	—	—	13	—	—	—	13
Restricted share award vestings and other activity	—	—	—	24	(32)	16	—	8
Repurchase of common shares	—	—	(1)	(189)	—	—	—	(189)
Balance at June 30, 2023	322	$142	(8)	$(1,085)	$—	$12,372	$(80)	$11,349

	For the Nine Months Ended June 30, 2023
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at September 30, 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802
Net income	—	—	—	—	—	1,358	—	1,358
Other comprehensive income	—	—	—	—	—	—	415	415
Share-based compensation expense	—	—	—	—	95	—	—	95
Dividends	—	—	—	—	—	(740)	—	(740)
Exercise of share options	—	—	—	33	—	—	—	33
Restricted share award vestings and other activity	—	—	1	89	(95)	13	—	7
Repurchase of common shares	—	—	(5)	(621)	—	—	—	(621)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—
Balance at June 30, 2023	322	$142	(8)	$(1,085)	$—	$12,372	$(80)	$11,349

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

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 30,	June 24,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$1,358	$1,720
Income from discontinued operations, net of income taxes	(7)	(1)
Income from continuing operations	1,351	1,719
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	594	597
Deferred income taxes	(121)	(18)
Non-cash lease cost	106	98
Provision for losses on accounts receivable and inventories	82	79
Share-based compensation expense	95	88
Impairment of held for sale businesses	67	—
Other	85	(19)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(202)	(108)
Inventories	(323)	(439)
Prepaid expenses and other current assets	(30)	57
Accounts payable	68	(48)
Accrued and other current liabilities	(14)	(316)
Income taxes	51	53
Other	185	(219)
Net cash provided by operating activities	1,994	1,524
Cash flows from investing activities:
Capital expenditures	(538)	(556)
Proceeds from sale of property, plant, and equipment	3	98
Acquisition of businesses, net of cash acquired	(108)	(116)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	48	16
Other	22	(10)
Net cash used in investing activities	(573)	(568)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(82)	237
Proceeds from issuance of debt	499	588
Repayment of debt	(591)	(558)
Proceeds from exercise of share options	33	34
Repurchase of common shares	(674)	(1,086)
Payment of common share dividends to shareholders	(541)	(506)
Other	(30)	(39)
Net cash used in financing activities	(1,386)	(1,330)
Effect of currency translation on cash	8	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43	(383)
Cash, cash equivalents, and restricted cash at beginning of period	1,088	1,203
Cash, cash equivalents, and restricted cash at end of period	$1,131	$820

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Restructuring charges, net	$42	$26	$208	$69
Impairment of held for sale businesses and loss (gain) on divestitures, net	10	—	72	(10)
Other charges, net	1	—	3	—
Restructuring and other charges, net	$53	$26	$283	$59

Restructuring Charges, Net

Net restructuring and related charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Transportation Solutions	$27	$9	$119	$24
Industrial Solutions	11	11	53	29
Communications Solutions	4	6	36	16
Restructuring charges, net	42	26	208	69
Plus: charges included in cost of sales(1)	—	4	—	16
Restructuring and related charges, net	$42	$30	$208	$85
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 30,		Changes in	Cash	Non-Cash	Currency	June 30,
	2022	Charges	Estimate	Payments	Items	Translation	2023

	(in millions)
Fiscal 2023 Actions:
Employee severance	$—	$192	$—	$(35)	$—	$3	$160
Facility and other exit costs	—	2	—	—	—	—	2
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	—	200	—	(35)	(6)	3	162
Fiscal 2022 Actions:
Employee severance	108	7	(7)	(47)	—	6	67
Facility and other exit costs	1	7	—	(8)	—	—	—
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	109	15	(7)	(55)	(1)	6	67
Pre-Fiscal 2022 Actions:
Employee severance	112	4	(2)	(40)	—	11	85
Facility and other exit costs	7	—	4	(9)	—	—	2
Property, plant, and equipment	—	—	(6)	—	6	—	—
Total	119	4	(4)	(49)	6	11	87
Total Activity	$228	$219	$(11)	$(139)	$(1)	$20	$316

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. During the nine months ended June 30, 2023, we recorded restructuring charges of $200 million in connection with this program. We expect to complete all restructuring actions commenced during the nine months ended June 30, 2023 by the end of fiscal 2025 and to incur additional charges of approximately $18 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2023 program by segment as of June 30, 2023:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$127	$119	$8
Industrial Solutions	63	54	9
Communications Solutions	28	27	1
Total	$218	$200	$18

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. In connection with this program, during the nine months ended June 30, 2023 and June 24, 2022, we recorded net restructuring and related charges of $8 million and $84 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2022 by the end of fiscal 2024 and to incur additional charges of approximately $10 million related primarily to employee severance and facility exit costs.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes expected, incurred, and remaining charges for the fiscal 2022 program by segment as of June 30, 2023:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges
		(in millions)
Transportation Solutions	$96	$90	$6
Industrial Solutions	53	52	1
Communications Solutions	30	27	3
Total	$179	$169	$10

Pre-Fiscal 2022 Actions

During the nine months ended June 24, 2022, we recorded net restructuring charges of $1 million related to pre-fiscal 2022 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2022 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 30,	September 30,
	2023	2022

	(in millions)
Accrued and other current liabilities	$276	$182
Other liabilities	40	46
Restructuring reserves	$316	$228

Divestitures

During the nine months ended June 30, 2023, we sold three businesses for net cash proceeds of $48 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $12 million. The businesses sold were reported in our Industrial Solutions segment. Additionally, during the nine months ended June 30, 2023, we recorded a pre-tax impairment charge of $60 million in connection with a held for sale business in the Transportation Solutions segment.

During the nine months ended June 24, 2022, we sold two businesses for net cash proceeds of $16 million and recognized a net pre-tax gain of $10 million on the transactions. The businesses sold were reported in our Transportation Solutions and Industrial Solutions segments.

3. Acquisitions

During the nine months ended June 30, 2023, we acquired one business for a cash purchase price of $108 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired two businesses for a combined cash purchase price of $141 million, net of cash acquired, during the nine months ended June 24, 2022. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition. Also during the nine months ended June 24, 2022, we finalized the purchase price allocation of certain fiscal 2021 acquisitions, which included the recognition of $25 million of cash acquired.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

4. Inventories

Inventories consisted of the following:

	June 30,	September 30,
	2023	2022

	(in millions)
Raw materials	$404	$390
Work in progress	1,300	1,066
Finished goods	1,097	1,220
Inventories	$2,801	$2,676

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 30, 2022(1)	$1,439	$3,118	$701	$5,258
Acquisition	—	72	—	72
Currency translation and other	57	111	30	198
June 30, 2023(1)	$1,496	$3,301	$731	$5,528
(1)	At June 30, 2023 and September 30, 2022, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the nine months ended June 30, 2023, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	June 30, 2023			September 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,754	$(797)	$957	$1,642	$(687)	$955
Intellectual property	1,203	(931)	272	1,174	(852)	322
Other	19	(6)	13	16	(5)	11
Total	$2,976	$(1,734)	$1,242	$2,832	$(1,544)	$1,288

Intangible asset amortization expense was $46 million and $48 million for the quarters ended June 30, 2023 and June 24, 2022, respectively, and $141 million and $145 million for the nine months ended June 30, 2023 and June 24, 2022, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At June 30, 2023, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2023	$48
Fiscal 2024	166
Fiscal 2025	149
Fiscal 2026	145
Fiscal 2027	126
Fiscal 2028	94
Thereafter	514
Total	$1,242

7. Debt

During the nine months ended June 30, 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $500 million aggregate principal amount of 4.50% senior notes due in February 2026. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the nine months ended June 30, 2023, TEGSA repaid, at maturity, €550 million of 1.10% senior notes due in March 2023.

As of June 30, 2023, TEGSA had $288 million of commercial paper outstanding at a weighted-average interest rate of 5.3%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at September 30, 2022.

The fair value of our debt, based on indicative valuations, was approximately $4,017 million and $3,990 million at June 30, 2023 and September 30, 2022, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Operating lease cost	$36	$34	$106	$98
Variable lease cost	15	15	40	40
Total lease cost	$51	$49	$146	$138

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Nine Months Ended
	June 30,	June 24,
	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$94	$92

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	82	102
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 30, 2023, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $16 million to $44 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 30, 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $174 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $58 million as of June 30, 2023 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

We may utilize cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. As of fiscal year end 2022, all such cross-currency swap contracts had been terminated or matured and were settled; additionally, all related collateral positions were settled.

The impacts of these cross-currency swap contracts were as follows:

	For the	For the
	Quarter Ended	Nine Months Ended
	June 24,	June 24,
	2022	2022

	(in millions)
Losses recorded in other comprehensive income (loss)	$(1)	$(6)
Gains excluded from the hedging relationship(1)	13	52
(1)	Gains excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,108 million and $1,658 million at June 30, 2023 and September 30, 2022, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $3,815 million and $1,873 million at June 30, 2023 and September 30, 2022, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.60% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2027, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 30,	September 30,
	2023	2022

	(in millions)
Prepaid expenses and other current assets	$74	$55
Other assets	68	172
Accrued and other current liabilities	7	—
Other liabilities	33	—

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$8	$156	$(208)	$344
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	46	78	(110)	148
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate Risk Management

We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2022, we terminated forward starting interest rate swap contracts as a result of the issuance of our 2.50% senior notes due in 2032.

The impacts of these forward starting interest rate swap contracts were as follows:

	For the	For the
	Quarter Ended	Nine Months Ended
	June 24,	June 24,
	2022	2022

	(in millions)
Gains recorded in other comprehensive income (loss)	$—	$13

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $485 million and $566 million at

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2023 and September 30, 2022, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 30,	September 30,
	2023	2022

	(in millions)
Prepaid expenses and other current assets	$6	$2
Accrued and other current liabilities	23	77
Other liabilities	5	7

The impacts of these commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(42)	$(106)	$36	$(45)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	3	15	(35)	35

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Operating expense:
Service cost	$7	$11	$3	$2
Other (income) expense:
Interest cost	14	8	10	7
Expected returns on plan assets	(12)	(15)	(10)	(11)
Amortization of net actuarial loss	1	6	1	—
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost (credit)	$9	$9	$4	$(2)

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Operating expense:
Service cost	$20	$31	$7	$6
Other (income) expense:
Interest cost	42	25	29	20
Expected returns on plan assets	(34)	(44)	(29)	(35)
Amortization of net actuarial loss	4	19	3	2
Amortization of prior service credit	(3)	(4)	—	—
Net periodic pension benefit cost (credit)	$29	$27	$10	$(7)

During the nine months ended June 30, 2023, we contributed $58 million to our non-U.S. pension plans.

12. Income Taxes

We recorded income tax expense of $96 million and $116 million for the quarters ended June 30, 2023 and June 24, 2022, respectively. The income tax expense for the quarter ended June 30, 2023 included a $19 million net income tax benefit related to a recent divestiture. The income tax expense for the quarter ended June 24, 2022 included a $21 million income tax benefit related to the tax impacts of an intercompany transaction.

We recorded income tax expense of $283 million and $362 million for the nine months ended June 30, 2023 and June 24, 2022, respectively. The income tax expense for the nine months ended June 30, 2023 included a $19 million net income tax benefit related to a recent divestiture. The income tax expense for the nine months ended June 24, 2022 included a $57 million income tax benefit related to the tax impacts of the intercompany transaction discussed above and $27 million of income tax expense related to the write-down of certain deferred tax assets to the lower corporate tax rate enacted in the canton of Schaffhausen. In addition, the income tax expense for the nine months ended June 24, 2022 included $12 million of income tax expense related to an income tax audit of an acquired entity. As we are entitled to indemnification of pre-acquisition period tax obligations under the terms of the purchase agreement, we recorded an associated indemnification receivable and other income of $11 million during the nine months ended June 24, 2022.

During the nine months ended June 30, 2023, we completed tax returns for certain non-U.S. entities which resulted in the recognition of additional deferred tax assets for tax loss carryforwards of $313 million. As we do not expect these subsidiaries to generate sufficient future taxable income to realize the deferred tax assets, we recognized a corresponding increase to the valuation allowance. Accordingly, there was no impact to the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2023 or Condensed Consolidated Balance Sheet as of June 30, 2023.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of June 30, 2023, approximately $20 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 30, 2023.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Basic	315	322	316	324
Dilutive impact of share-based compensation arrangements	2	2	2	3
Diluted	317	324	318	327

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Antidilutive share options	1	1	1	1

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

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022
Dividends paid per common share	$0.59	$0.56	$1.71	$1.56

In March 2023, our shareholders approved a dividend payment to shareholders of $2.36 per share, payable in four equal quarterly installments of $0.59 per share beginning in the third quarter of fiscal 2023 and ending in the second quarter of fiscal 2024.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At June 30, 2023 and September 30, 2022, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $555 million and $356 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 30,	June 24,
	2023	2022

	(in millions)
Number of common shares repurchased	5	8
Repurchase value	$621	$1,072

At June 30, 2023, we had $1.1 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Share-based compensation expense	$32	$28	$95	$88

As of June 30, 2023, there was $162 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.6 years.

During the quarter ended December 30, 2022, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.9	$35.79
Restricted share awards	0.4	124.52
Performance share awards	0.2	124.52

As of June 30, 2023, we had eight million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020.

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

16. Segment and Geographic Data

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. We continue to operate through three reporting segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure. As a result of the realignment, $22 million of net sales and $10 million of operating income for the first nine months of fiscal 2022 were reflected in the Communications Solutions segment.

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Transportation Solutions:
Automotive	$1,747	$1,629	$5,191	$4,802
Commercial transportation	403	400	1,156	1,159
Sensors	283	271	828	811
Total Transportation Solutions	2,433	2,300	7,175	6,772
Industrial Solutions:
Industrial equipment	423	471	1,318	1,391
Aerospace, defense, and marine	293	271	855	774
Energy	230	207	652	579
Medical	195	177	567	502
Total Industrial Solutions	1,141	1,126	3,392	3,246
Communications Solutions:
Data and devices	252	425	869	1,173
Appliances	172	246	563	731
Total Communications Solutions	424	671	1,432	1,904
Total	$3,998	$4,097	$11,999	$11,922
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Asia–Pacific:
Transportation Solutions	$813	$825	$2,598	$2,636
Industrial Solutions	182	200	567	599
Communications Solutions	220	377	756	1,048
Total Asia–Pacific	1,215	1,402	3,921	4,283
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	1,011	894	2,869	2,564
Industrial Solutions	529	469	1,500	1,362
Communications Solutions	70	85	234	269
Total EMEA	1,610	1,448	4,603	4,195
Americas:
Transportation Solutions	609	581	1,708	1,572
Industrial Solutions	430	457	1,325	1,285
Communications Solutions	134	209	442	587
Total Americas	1,173	1,247	3,475	3,444
Total	$3,998	$4,097	$11,999	$11,922
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Transportation Solutions	$425	$383	$1,040	$1,187
Industrial Solutions	150	165	440	430
Communications Solutions	55	171	189	479
Total	$630	$719	$1,669	$2,096

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

Summary of Performance

●	Our net sales decreased 2.4% in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due primarily to declines in the Communications Solutions segment, partially offset by sales growth in the Transportation Solutions segment. In the first nine months of fiscal 2023, our net sales increased 0.6% as compared to the first nine months of fiscal 2022 due to sales growth in the Transportation Solutions and Industrial Solutions segments, partially offset by declines in the Communications Solutions segment. On an organic basis, our net sales decreased 1.4% and increased 4.6% during the third quarter and first nine months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 5.8% and 6.0% in the third quarter and first nine months of fiscal 2023, respectively, due primarily to sales increases in the automotive end market.
●	Industrial Solutions—Our net sales increased 1.3% and 4.5% in the third quarter and first nine months of fiscal 2023, respectively, as a result of sales increases in the aerospace, defense, and marine, the energy, and the medical end markets, partially offset by declines in the industrial equipment end market.
●	Communications Solutions—Our net sales decreased 36.8% and 24.8% in the third quarter and first nine months of fiscal 2023, respectively, due to sales declines in the data and devices and the appliances end markets.
●	Net cash provided by operating activities was $1,994 million in the first nine months of fiscal 2023.

Economic Conditions

Our business and operating results have been and will continue to be affected by worldwide economic conditions. The global economy has been impacted in recent years by supply chain disruptions and inflationary cost pressures as well as the military conflict between Russia and Ukraine and the COVID-19 pandemic. We are monitoring the current environment and its potential effects on our customers and the end markets we serve.

We have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to mitigate increased costs and supply chain disruptions through price increases or productivity. We have implemented select price increases for certain products. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

We continue to monitor the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We sold our business operations in Russia, and our operations in Ukraine have been reduced. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict did not have a significant impact on our business, financial condition, or results of operations during the first nine months of fiscal 2023. The extent to which the conflict may impact our business in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and supply chain disruptions. We will continue to actively monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

The COVID-19 pandemic has had a global impact and has resulted in business slowdowns or shutdowns. While the pandemic has impacted certain aspects of our business, the extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the resurgence of the spread of the virus and variant strains of the virus as well as the success of public health advancements. While certain of our operations in China were impacted in the first nine months of fiscal 2023 and were shut down for a period of time in fiscal 2022, we do not expect the COVID-19 pandemic to have a significant impact on our businesses globally in fiscal 2023. However, it may have a negative impact on our financial condition and results of operations in future periods. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

Outlook

In the fourth quarter of fiscal 2023, we expect our net sales to be approximately $4.0 billion as compared to $4.4 billion in the fourth quarter of fiscal 2022. The fourth quarter of fiscal 2022 included an additional week which contributed $306 million in net sales. We expect diluted earnings per share from continuing operations to be approximately $1.63 per share in the fourth quarter of fiscal 2023. This outlook reflects the positive impact of foreign currency exchange rates on net sales of approximately $68 million in the fourth quarter of fiscal 2023 as compared to the same period of fiscal 2022. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first nine months of fiscal 2023, we acquired one business for a cash purchase price of $108 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Divestitures

During the first nine months of fiscal 2023, we sold three businesses for net cash proceeds of $48 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $12 million. The businesses sold were reported in our Industrial Solutions segment. Additionally, during the first nine months of fiscal 2023, we recorded a pre-tax impairment charge of $60 million in connection with a held for sale business in the Transportation Solutions segment. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 30,		June 24,		June 30,		June 24,
	2023		2022		2023		2022

	($ in millions)
Transportation Solutions	$2,433	61%	$2,300	56%	$7,175	60%	$6,772	57%
Industrial Solutions	1,141	28	1,126	28	3,392	28	3,246	27
Communications Solutions	424	11	671	16	1,432	12	1,904	16
Total	$3,998	100%	$4,097	100%	$11,999	100%	$11,922	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 30, 2023						Change in Net Sales for the Nine Months Ended June 30, 2023
	versus Net Sales for the Quarter Ended June 24, 2022						versus Net Sales for the Nine Months Ended June 24, 2022
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$133	5.8%	$163	7.1%	$(30)	$—	$403	6.0%	$734	10.8%	$(331)	$—
Industrial Solutions	15	1.3	24	2.2	(5)	(4)	146	4.5	251	7.7	(100)	(5)
Communications Solutions	(247)	(36.8)	(245)	(36.7)	(7)	5	(472)	(24.8)	(439)	(23.1)	(51)	18
Total	$(99)	(2.4)%	$(58)	(1.4)%	$(42)	$1	$77	0.6%	$546	4.6%	$(482)	$13

Net sales decreased $99 million, or 2.4%, in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. The decrease in net sales resulted primarily from organic net sales declines of 1.4% and the negative impact of foreign currency translation of 1.0% due to the weakening of certain foreign currencies. In the third quarter of fiscal 2023, pricing actions positively affected organic net sales by $173 million.

In the first nine months of fiscal 2023, net sales increased $77 million, or 0.6%, as compared to the first nine months of fiscal 2022. The increase in net sales resulted primarily from organic net sales growth of 4.6%, partially offset by the negative impact of foreign currency translation of 4.0% due to the weakening of certain foreign currencies. Pricing actions positively affected organic net sales by $468 million in the first nine months of fiscal 2023.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2023.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 30,		June 24,		June 30,		June 24,
	2023		2022		2023		2022

	($ in millions)
Asia–Pacific	$1,215	30%	$1,402	34%	$3,921	33%	$4,283	36%
EMEA	1,610	41	1,448	36	4,603	38	4,195	35
Americas	1,173	29	1,247	30	3,475	29	3,444	29
Total	$3,998	100%	$4,097	100%	$11,999	100%	$11,922	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 30, 2023						Change in Net Sales for the Nine Months Ended June 30, 2023
	versus Net Sales for the Quarter Ended June 24, 2022						versus Net Sales for the Nine Months Ended June 24, 2022
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Asia–Pacific	$(187)	(13.3)%	$(131)	(9.4)%	$(56)	$—	$(362)	(8.5)%	$(73)	(1.7)%	$(289)	$—
EMEA	162	11.2	133	9.3	19	10	408	9.7	578	13.8	(185)	15
Americas	(74)	(5.9)	(60)	(4.9)	(5)	(9)	31	0.9	41	1.2	(8)	(2)
Total	$(99)	(2.4)%	$(58)	(1.4)%	$(42)	$1	$77	0.6%	$546	4.6%	$(482)	$13

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Cost of sales	$2,699	$2,769	$(70)	$8,229	$8,027	$202
As a percentage of net sales	67.5%	67.6%		68.6%	67.3%

Gross margin	$1,299	$1,328	$(29)	$3,770	$3,895	$(125)
As a percentage of net sales	32.5%	32.4%		31.4%	32.7%

Gross margin decreased $29 million in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 primarily as a result of lower volume, partially offset by the positive impacts of pricing actions. In the first nine months of fiscal 2023, gross margin decreased $125 million from the first nine months of fiscal 2022 due primarily to higher material and operating costs, the negative impact of foreign currency translation, and lower volume, partially offset by the positive impact of pricing actions.

We use a wide variety of raw materials in the manufacture of our products, and cost of sales and gross margin are subject to variability in raw material prices. In recent years, raw material prices and availability have been impacted by worldwide economic conditions, including supply chain disruptions, inflationary cost pressures, and the COVID-19 pandemic. As a result, we have experienced shortages and price increases in some of our input materials; however, we have been able to initiate pricing actions to offset these impacts. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Nine Months Ended
		June 30,	June 24,	June 30,	June 24,
	Measure	2023	2022	2023	2022
Copper	Lb.	$4.04	$4.12	$4.12	$4.02
Gold	Troy oz.	1,876	1,850	1,853	1,826
Silver	Troy oz.	22.83	24.72	23.45	24.31
Palladium	Troy oz.	2,219	2,383	2,211	2,370

We expect to purchase approximately 185 million pounds of copper, 115,000 troy ounces of gold, 2.4 million troy ounces of silver, and 7,000 troy ounces of palladium in fiscal 2023.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Selling, general, and administrative expenses	$431	$393	$38	$1,258	$1,172	$86
As a percentage of net sales	10.8%	9.6%		10.5%	9.8%

Restructuring and other charges, net	$53	$26	$27	$283	$59	$224

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $38 million in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due primarily to a gain on the sale of real estate in the third quarter of fiscal 2022. In the first nine months of fiscal 2023, selling, general, and administrative expenses increased $86 million as compared to the first nine months of fiscal 2022 due primarily to gains on the sale of real estate in the first nine months of fiscal 2022 and the impact of cost inflation, partially offset by the positive impact of foreign currency translation.

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

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. We incurred net restructuring charges of $208 million during the first nine months of fiscal 2023. Annualized cost savings related to the fiscal 2023 actions commenced during the first nine months of fiscal 2023 are expected to be approximately $150 million and are expected to be realized by the end of fiscal 2025. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2023, we expect total restructuring charges to be approximately $250 million and total spending, which will be funded with cash from operations, to be approximately $200 million.

During the first nine months of fiscal 2023, we recorded a pre-tax impairment charge of $60 million in connection with a held for sale business in the Transportation Solutions segment.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$630	$719	$(89)	$1,669	$2,096	$(427)
Operating margin	15.8%	17.5%		13.9%	17.6%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$9	$11	$26	$29
Charges associated with the amortization of acquisition-related fair value adjustments	—	1	—	9
	9	12	26	38
Restructuring and other charges, net	53	26	283	59
Restructuring-related charges recorded in cost of sales	—	4	—	16
Total	$62	$42	$309	$113

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Income tax expense	$96	$116	$(20)	$283	$362	$(79)
Effective tax rate	15.4%	16.4%		17.3%	17.4%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work towards the enactment of a 15% global minimum tax. Member states have begun to enact the rules. The Swiss Parliament recently approved a constitutional amendment to implement the global minimum tax rules, and the amendment was approved by public vote in June 2023. We anticipate that the Swiss global minimum tax will be effective as of January 1, 2024. The global minimum tax is a significant structural change to the international taxation framework, which will affect us beginning in fiscal 2025. Although global enactment has begun, the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. We are currently monitoring these developments and evaluating the potential impact on our results of operations, cash taxes, and worldwide corporate effective tax rate.

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

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 30,		June 24,		June 30,		June 24,
	2023		2022		2023		2022

	($ in millions)
Automotive	$1,747	71%	$1,629	71%	$5,191	72%	$4,802	71%
Commercial transportation	403	17	400	17	1,156	16	1,159	17
Sensors	283	12	271	12	828	12	811	12
Total	$2,433	100%	$2,300	100%	$7,175	100%	$6,772	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 30, 2023					Change in Net Sales for the Nine Months Ended June 30, 2023
	versus Net Sales for the Quarter Ended June 24, 2022					versus Net Sales for the Nine Months Ended June 24, 2022
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth (Decline)		Growth		Translation

	($ in millions)
Automotive	$118	7.2%	$143	8.8%	$(25)	$389	8.1%	$651	13.5%	$(262)
Commercial transportation	3	0.8	9	2.1	(6)	(3)	(0.3)	42	3.6	(45)
Sensors	12	4.4	11	4.1	1	17	2.1	41	5.1	(24)
Total	$133	5.8%	$163	7.1%	$(30)	$403	6.0%	$734	10.8%	$(331)

Net sales in the Transportation Solutions segment increased $133 million, or 5.8%, in the third quarter of fiscal 2023 from the third quarter of fiscal 2022 due to organic net sales growth of 7.1%, partially offset by the negative impact of foreign currency translation of 1.3%. In the third quarter of fiscal 2023, pricing actions positively affected organic net sales by $105 million. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 8.8% in the third quarter of fiscal 2023 with growth of 14.5% in the Americas region, 12.5% in the EMEA region, and 2.5% in the Asia–Pacific region. Our organic net sales growth across all regions was attributable primarily to global vehicle production growth.
●	Commercial transportation—Our organic net sales increased 2.1% in the third quarter of fiscal 2023 due to growth in the Asia–Pacific and EMEA regions, partially offset by declines in the Americas region.
●	Sensors—Our organic net sales increased 4.1% in the third quarter of fiscal 2023 primarily as a result of growth in transportation applications.

In the first nine months of fiscal 2023, net sales in the Transportation Solutions segment increased $403 million, or 6.0%, as compared to the first nine months of fiscal 2022 due to organic net sales growth of 10.8%, partially offset by the negative impact of foreign currency translation of 4.8%. In the first nine months of fiscal 2023, pricing actions positively affected organic net sales by $303 million. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 13.5% in the first nine months of fiscal 2023 with growth of 18.3% in the EMEA region, 14.5% in the Americas region, and 9.0% in the Asia–Pacific region. Our organic net sales growth across all regions resulted from global vehicle production growth as well as increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 3.6% in the first nine months of fiscal 2023 as a result of growth in the EMEA and Americas regions, partially offset by declines in the Asia–Pacific region.
●	Sensors—Our organic net sales increased 5.1% in the first nine months of fiscal 2023 due primarily to growth in transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$425	$383	$42	$1,040	$1,187	$(147)
Operating margin	17.5%	16.7%		14.5%	17.5%

Operating income in the Transportation Solutions segment increased $42 million in the third quarter of fiscal 2023 and decreased $147 million in the first nine months of fiscal 2023, as compared to the same periods of fiscal 2022. Excluding the items below, operating income increased in the third quarter and first nine months of fiscal 2023 primarily as a result of the positive impact of pricing actions, partially offset by higher material and operating costs and the negative impact of foreign currency translation.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Acquisition and integration costs	$—	$5	$2	$12
Restructuring and other charges, net	27	9	179	12
Total	$27	$14	$181	$24

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 30,		June 24,		June 30,		June 24,
	2023		2022		2023		2022

	($ in millions)
Industrial equipment	$423	37%	$471	42%	$1,318	39%	$1,391	43%
Aerospace, defense, and marine	293	26	271	24	855	25	774	24
Energy	230	20	207	18	652	19	579	18
Medical	195	17	177	16	567	17	502	15
Total	$1,141	100%	$1,126	100%	$3,392	100%	$3,246	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 30, 2023						Change in Net Sales for the Nine Months Ended June 30, 2023
	versus Net Sales for the Quarter Ended June 24, 2022						versus Net Sales for the Nine Months Ended June 24, 2022
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(48)	(10.2)%	$(46)	(9.8)%	$(2)	$—	$(73)	(5.2)%	$(17)	(1.2)%	$(56)	$—
Aerospace, defense, and marine	22	8.1	35	13.2	1	(14)	81	10.5	118	15.2	(17)	(20)
Energy	23	11.1	16	8.0	(3)	10	73	12.6	82	14.2	(24)	15
Medical	18	10.2	19	10.8	(1)	—	65	12.9	68	13.6	(3)	—
Total	$15	1.3%	$24	2.2%	$(5)	$(4)	$146	4.5%	$251	7.7%	$(100)	$(5)

In the Industrial Solutions segment, net sales increased $15 million, or 1.3%, in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due primarily to organic net sales growth of 2.2%. In the third quarter of fiscal 2023, pricing actions positively affected organic net sales by $72 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 9.8% in the third quarter of fiscal 2023 with declines across all regions due primarily to reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 13.2% in the third quarter of fiscal 2023 primarily as a result of growth in the defense and the commercial aerospace markets.
●	Energy—Our organic net sales increased 8.0% in the third quarter of fiscal 2023 as a result of growth across all regions and strength in renewable energy applications.
●	Medical—Our organic net sales increased 10.8% in the third quarter of fiscal 2023 due primarily to growth in interventional medical applications.

Net sales in the Industrial Solutions segment increased $146 million, or 4.5%, in the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 due primarily to organic net sales growth of 7.7%, partially offset by the negative impact of foreign currency translation of 3.1%. In the first nine months of fiscal 2023, pricing actions positively affected organic net sales by $164 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 1.2% in the first nine months of fiscal 2023 as a result of declines in the Americas region, partially offset by growth in the EMEA and Asia–Pacific regions.
●	Aerospace, defense, and marine—Our organic net sales increased 15.2% in the first nine months of fiscal 2023 due primarily to growth in the defense and the commercial aerospace markets.
●	Energy—Our organic net sales increased 14.2% in the first nine months of fiscal 2023 due to growth across all regions and strength in renewable energy applications.
●	Medical—Our organic net sales increased 13.6% in the first nine months of fiscal 2023 primarily as a result of growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$150	$165	$(15)	$440	$430	$10
Operating margin	13.1%	14.7%		13.0%	13.2%

Operating income in the Industrial Solutions segment decreased $15 million in the third quarter of fiscal 2023 and increased $10 million in the first nine months of fiscal 2023, as compared to the same periods of fiscal 2022. Excluding the items below, operating income during the third quarter of fiscal 2023 was consistent with third quarter fiscal 2022 levels as lower volume and higher material and operating costs were largely offset by the positive impact of pricing actions. Excluding the items below, operating income increased during the first nine months of fiscal 2023 primarily as a result of the positive impact of pricing actions, partially offset by higher material and operating costs and the negative impact of foreign currency translation.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$5	$21	$15
Charges associated with the amortization of acquisition-related fair value adjustments	—	1	—	9
	8	6	21	24
Restructuring and other charges, net	22	11	68	31
Restructuring-related charges recorded in cost of sales	—	4	—	16
Total	$30	$21	$89	$71

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 30,		June 24,		June 30,		June 24,
	2023		2022		2023		2022

	($ in millions)
Data and devices	$252	59%	$425	63%	$869	61%	$1,173	62%
Appliances	172	41	246	37	563	39	731	38
Total	$424	100%	$671	100%	$1,432	100%	$1,904	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 30, 2023						Change in Net Sales for the Nine Months Ended June 30, 2023
	versus Net Sales for the Quarter Ended June 24, 2022						versus Net Sales for the Nine Months Ended June 24, 2022
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Decline		Decline		Translation	Acquisition	Decline		Decline		Translation	Acquisitions

	($ in millions)
Data and devices	$(173)	(40.7)%	$(174)	(41.2)%	$(4)	$5	$(304)	(25.9)%	$(294)	(25.1)%	$(28)	$18
Appliances	(74)	(30.1)	(71)	(28.9)	(3)	—	(168)	(23.0)	(145)	(19.8)	(23)	—
Total	$(247)	(36.8)%	$(245)	(36.7)%	$(7)	$5	$(472)	(24.8)%	$(439)	(23.1)%	$(51)	$18

Net sales in the Communications Solutions segment decreased $247 million, or 36.8%, in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022 due primarily to organic net sales declines of 36.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 41.2% in the third quarter of fiscal 2023 as a result of market declines and reduced demand resulting from inventory corrections in the supply chain.
●	Appliances—Our organic net sales decreased 28.9% in the third quarter of fiscal 2023 due primarily to market declines across all regions.

In the first nine months of fiscal 2023, net sales in the Communications Solutions segment decreased $472 million, or 24.8%, as compared to the first nine months of fiscal 2022 due primarily to organic net sales declines of 23.1% and the negative impact of foreign currency translation of 2.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 25.1% in the first nine months of fiscal 2023 due to market declines and reduced demand resulting from inventory corrections in the supply chain.
●	Appliances—Our organic net sales decreased 19.8% in the first nine months of fiscal 2023 primarily as a result of market declines across all regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 30,	June 24,		June 30,	June 24,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Operating income	$55	$171	$(116)	$189	$479	$(290)
Operating margin	13.0%	25.5%		13.2%	25.2%

Operating income in the Communications Solutions segment decreased $116 million and $290 million in the third quarter and first nine months of fiscal 2023, respectively, as compared to the same periods of fiscal 2022. Excluding the items below, operating income decreased due primarily to lower volume.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2023	2022	2023	2022

	(in millions)
Acquisition and integration costs	$1	$1	$3	$2
Restructuring and other charges, net	4	6	36	16
Total	$5	$7	$39	$18

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

Cash Flows from Operating Activities

In the first nine months of fiscal 2023, net cash provided by operating activities increased $470 million to $1,994 million from $1,524 million in the first nine months of fiscal 2022. The increase resulted primarily from the impact of changes in working capital levels, partially offset by lower pre-tax income. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2023 and 2022 was $354 million and $326 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $538 million and $556 million in the first nine months of fiscal 2023 and 2022, respectively. We expect fiscal 2023 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2023, we received net cash proceeds of $48 million related to the sale of three businesses. We received net cash proceeds of $16 million related to the sale of two businesses during the first nine months of fiscal 2022. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

During the first nine months of fiscal 2023, we acquired one business for a cash purchase price of $108 million, net of cash acquired. We acquired two businesses for a combined cash purchase price of $141 million, net of cash acquired, during the first nine months of fiscal 2022. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at both June 30, 2023 and September 30, 2022 was $4,206 million. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the first nine months of fiscal 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $500 million aggregate principal amount of 4.50% senior notes due in February 2026. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first nine months of fiscal 2023, TEGSA repaid, at maturity, €550 million of 1.10% senior notes due in March 2023.

As of June 30, 2023, TEGSA had $288 million of commercial paper outstanding at a weighted-average interest rate of 5.3%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at September 30, 2022.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at June 30, 2023 or September 30, 2022.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 30, 2023, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $541 million and $506 million in the first nine months of fiscal 2023 and 2022, respectively.

In March 2023, our shareholders approved a dividend payment to shareholders of $2.36 per share, payable in four equal quarterly installments of $0.59 per share beginning in the third quarter of fiscal 2023 and ending in the second quarter of fiscal 2024.

We repurchased approximately five million of our common shares for $621 million and approximately eight million of our common shares for $1,072 million under the share repurchase program during the first nine months of fiscal 2023 and 2022, respectively. At June 30, 2023, we had $1.1 billion of availability remaining under our share repurchase authorization.

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

	June 30,	September 30,
	2023	2022

	(in millions)
Balance Sheet Data:
Total current assets	$1,072	$1,400
Total noncurrent assets(1)	3,062	2,769

Total current liabilities	993	1,937
Total noncurrent liabilities(2)	7,458	15,871
(1)	Includes $2,999 million and $2,601 million as of June 30, 2023 and September 30, 2022, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $3,511 million and $12,582 million as of June 30, 2023 and September 30, 2022, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 30,	September 30,
	2023	2022

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(616)	$(35)
Net loss	(616)	(35)

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

At June 30, 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $174 million, excluding those related to our former Subsea Communications (“SubCom”) business which are discussed below.

During fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These performance guarantees and letters of credit had a combined value of approximately $58 million as of June 30, 2023 and are expected to expire at various dates through fiscal 2027. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no significant changes to this information during the first nine months of fiscal 2023.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries, and volatile and uncertain economic and regulatory conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;

●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2023. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for additional information regarding legal proceedings.

Environmental Matter

For the environmental matter reported in accordance with Item 103 of Regulation S-K, refer to “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended June 30, 2023:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
April 1–April 28, 2023	499,090	$126.03	498,500	$1,186,347,538
April 29–June 2, 2023	820,376	122.02	806,091	1,087,977,170
June 3–June 30, 2023	212,605	131.92	212,300	1,059,969,667
Total	1,532,071	124.70	1,516,891
(1)	These columns include the following transactions which occurred during the quarter ended June 30, 2023:
(i)	the acquisition of 15,180 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,516,891 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

Date: July 28, 2023