Form 10-K
period 2023-09-29
TE Connectivity Ltd.
filed 2023-11-13
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $41.3 billion as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of common shares outstanding as of November 9, 2023 was 310,779,275.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2024 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

© 2023 TE Connectivity Ltd. All Rights Reserved.

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

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2023, 2022, and 2021 ended on September 29, 2023, September 30, 2022, and September 24, 2021, respectively. Fiscal 2023 and 2021 were each 52 weeks in length. Fiscal 2022 was 53 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks.

Segments

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. We continue to operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Prior period segment results have been restated to conform to the current segment reporting structure. See Note 20 to the consolidated financial statements for additional information. As of fiscal year end 2023, we believe our three segments serve a combined market of approximately $200 billion.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2023	2022	2021
Transportation Solutions	60%	56%	60%
Industrial Solutions	28	28	26
Communications Solutions	12	16	14
Total	100%	100%	100%

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

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, interventional medical components, relays, heat shrink tubing, and wire and cable. The Industrial Solutions segment’s products are used in the following end markets:

●	Industrial equipment (38% of segment’s net sales)—Our products are used in factory and warehouse automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our building automation and smart city infrastructure products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment.
●	Aerospace, defense, and marine (26% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Energy (19% of segment’s net sales)—Our products are used by electric power utilities, OEMs, and engineering procurement construction companies serving the electrical power grid and renewables industries. They include a wide range of insulation, protection, and connection solutions for electrical power generation, transmission, distribution, and industrial markets.
●	Medical (17% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.

The Industrial Solutions segment competes primarily against Amphenol, Hubbell, Carlisle Companies, Integer Holdings, Esterline, Molex, and Omron.

Communications Solutions

The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components, antennas, heat shrink tubing, and relays. The Communications Solutions segment’s products are used in the following end markets:

•

Data and devices (61% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, notebooks, virtual reality, and artificial intelligence applications to help our customers meet their current challenges and future innovations.

•

Appliances (39% of segment’s net sales)—We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

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

No single customer accounted for a significant amount of our net sales in fiscal 2023, 2022, or 2021.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2023	2022	2021
Europe/Middle East/Africa (“EMEA”)	39%	35%	37%
Asia–Pacific	32	35	36
Americas	29	30	27
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 140 countries primarily through direct selling efforts to manufacturers. In fiscal 2023, our direct sales represented approximately 80% of total net sales. We also sell our products indirectly via third-party distributors.

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

Customer orders and demand may fluctuate as a result of economic and market conditions, including supply chain disruptions and inflationary cost pressures. Backlog by reportable segment was as follows:

	Fiscal Year End
	2023	2022

	(in millions)
Transportation Solutions	$2,981	$3,179
Industrial Solutions	2,448	2,432
Communications Solutions	617	885
Total	$6,046	$6,496

We expect that the majority of our backlog at fiscal year end 2023 will be filled during fiscal 2024. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We have experienced, and expect to continue to experience, downward pressure on prices. However, as a result of increased costs, certain of our businesses implemented price increases in fiscal 2023 and 2022.

Raw Materials

We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding; precious metals such as gold, silver, and palladium for plating; and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions and inflationary cost pressures.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2023, we employed approximately 90,000 people worldwide, including contract employees. Approximately 38,000 were in the EMEA region, 25,000 were in the Asia–Pacific region, and 27,000 were in the Americas region. Of our total employees, approximately 54,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company’s success.

Our core values—integrity, accountability, inclusion, teamwork, and innovation—govern us. They guide our decisions and our actions, both individually and as an organization. Additionally, our employees are responsible for upholding our purpose—to create a safer, sustainable, productive, and connected future. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices. We aspire to have 30% of leadership roles filled by women by fiscal 2026 and are committed to increasing the total number of women across all levels of the organization. As part of its charter, the management development and compensation committee of our board of directors oversees our policies and practices related to the management of human capital resources including talent management, culture, diversity, and inclusion.

We embrace diversity and inclusion. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences. We are committed to a work environment where all employees are engaged, feel differences are valued and mutually-respected, and believe that all opinions count. To drive our business outcomes globally, we believe we must build a workforce and supplier network that represents our global markets and the customers we serve. As such, our people reflect our customers and markets. Our employees are in over 50 countries representing approximately 135 nationalities, and our total employee population is over 40% women. Our employee resource groups (“ERGs”) are company-sponsored, voluntary, employee-led groups that focus on diverse talent segments or shared experiences of employees. These groups apply those perspectives to create value for our company as a whole. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2023, we had eight ERGs—ALIGN (lesbian, gay, bisexual, transgender, and queer employees (LGBTQ+) and their allies), Women in Networking, TE Young Professionals, African Heritage, Asian Heritage, Latin Heritage, THRIVE (employees with mental, emotional, and physical disabilities and their allies), and TE Veterans. Our ERGs have a total of approximately 9,500 members.

During fiscal 2023, we conducted our fourth annual employee engagement survey, which was a fully digital, enterprise-wide survey available in 20 languages and focused on measuring engagement, inclusion, and leadership effectiveness. We had a participation rate of over 85% in fiscal 2023. Our inclusion and leadership effectiveness scores were consistent with fiscal 2022 results; however, our engagement score decreased slightly. Our engagement and inclusion scores were once again favorable when compared to Glint Inc.’s external global manufacturing benchmark. By fiscal 2025, we aspire to be in the top tier of this benchmark on engagement and inclusion.

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

We are committed to the safety, health, well-being, and human rights of our employees. We continuously evaluate opportunities to raise safety and health standards through our environmental, health, and safety team. Compliance audits and internal processes are in place to stay ahead of workplace hazards, and we aim to reduce our Occupational Safety and Health Administration (“OSHA”) total recordable incident rate—a rate equivalent to the number of incidents per 100 employees or 200,000 work hours—to 0.12 by fiscal 2025. We remain focused on the protection of global human rights and have instituted several policies to guide us including our global human rights policy and our human trafficking and modern slavery policy. During fiscal 2023, we undertook a human rights risk assessment to identify areas of strength and risk for our operations and value chain, and we have developed a roadmap to strengthen our human rights approach. We apply high standards of human rights and require that our suppliers do the same.

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

Environmental

Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas (“GHG”) emissions, hazardous materials in products, and chemical usage. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We also have a program for compliance with the European Union (“EU”) Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives; the China Administrative Measures for the Restriction of Hazardous Substances in Electrical and Electronic Products (“China RoHS”) regulation; the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulation; and similar laws.

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating GHG emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2023, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $45 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2024 for environmental control facilities or other costs of compliance with laws or regulations relating to GHG emissions.

Sustainability

We look to build on our strong foundation of environmental sustainability in our operations. Our One Connected World strategy guides how we balance investor and customer expectations and drive improved environmental sustainability.

Our sustainability initiatives began several years ago and have continued to evolve. From fiscal 2020 to 2023, we achieved more than a 20% reduction in energy use intensity, more than a 15% reduction in total water withdrawal, and more than a 60% reduction in absolute GHG emissions for Scopes 1 and 2. We have challenged ourselves to find new ways to continue to drive sustainability improvements. We have also committed to near-term, company-wide emissions reductions in line with climate science and Science Based Targets initiative (“SBTi”) objectives. We have established a number of mid-term goals and long-term ambitions including the following:

		Targeted Fiscal Year
	Baseline Fiscal Year	of Achievement
70%+ reduction in absolute GHG emissions for Scopes 1 and 2	2020	2030
15% reduction in water withdrawals at target sites with extremely high and high water stress	2021	2025
15% reduction in hazardous waste disposed	2021	2025
80% renewable electricity use in our operations	n/a	2025

While sustainability is embedded in our operations, we are exploring opportunities with our direct suppliers and logistics service providers to strengthen the environmental sustainability of our supply chain. The majority of our GHG emissions are from the goods and services we use in our operations. In addition to improving the sustainability of our operations and working with our suppliers to reduce their GHG emissions, we help our customers produce smaller, lighter, and more energy-efficient products, reducing the environmental impact of the products our customers make through the life of their products. We support a safer, sustainable, productive, and connected future through the products that come out of our facilities.

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

Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including new or increased tariffs and other barriers to trade, including escalation of trade tensions between the United States (“U.S.”), China, the EU, and other countries, changes to fiscal and monetary policy, inflation, slower growth or recession, higher interest rates, labor disruptions, the cost and availability of consumer and business credit, end demand from consumer and industrial markets, significant bank failures, government shutdowns, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt. Any of these economic factors could cause our customers to experience deterioration of their businesses, cash flow, financial condition, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions, expectations for future revenue, projected future cash flows, or other factors have triggered and could trigger additional recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

Foreign currency exchange rates may adversely affect our results.

Our Consolidated Financial Statements are prepared in U.S. dollars; however, a significant portion of our business is conducted outside the U.S. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2023 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease. In recent years, the strength of the U.S. dollar has generally increased as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars.

We manage certain cash, intercompany, and other balance sheet currency exposures in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

We have suffered and could continue to suffer business interruptions, including impacts resulting from pandemics, weather conditions, and natural catastrophic events, including those caused or intensified by climate change and global warming, and other macroeconomic factors.

Our operations and those of our suppliers and customers, and the supply chains that support their operations, have been and may be in the future vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods, which may be exacerbated by the effects of climate change; other disasters such as fires, explosions, acts of terrorism, or war, including the continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries; disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. These events could cause some of our operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost business and sales, changing costs or availability of insurance, and/or property damage or harm to our people, each and all of which could have an adverse effect on our business operations, financial condition, and results of operations. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

The COVID-19 pandemic had a global impact and resulted in business slowdowns or shutdowns, including systemic disruptions of global supply chains. While the pandemic impacted certain aspects of our business, the extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the resurgence of the spread of the virus and variant strains of the virus as well as the success of public health advancements. Certain of our operations in China were impacted in early fiscal 2023 and were shut down for a period of time in fiscal 2022; however, we do not expect the pandemic to have a significant impact on our businesses globally in the near term.

We could be adversely affected by a decline in the market value of our pension plans’ investment portfolios or a reduction in returns on plan assets.

Concerns about deterioration in the global economy, together with concerns about credit, inflation, or deflation, have caused and could continue to cause significant volatility in the price of all securities, including fixed income and equity securities, which has reduced and could further reduce the value of our pension plans’ investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans’ investment portfolios or a reduction in returns on plan assets could require us to significantly increase funding of such obligations, which would have an adverse effect on our results of operations, financial position, and cash flows.

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

Global political, economic, and military instability could negatively affect sales or profitability.

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
•

tax law and regulatory changes, examinations by taxing authorities, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

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

We have sizeable operations in China, including 17 principal manufacturing sites. In addition, approximately 20% of our net sales in fiscal 2023 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and China, including with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. The current political climate has intensified concerns about trade tensions between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, increased trade barriers, tariffs, or restrictions, or interpretation of Chinese law.

In addition, any further downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

U.S. federal tax laws could result in adverse consequences to U.S. persons treated as owning 10% or more of our shares.

Although we are a Swiss corporation, application of certain U.S. tax law ownership attribution rules may cause non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

We are subject to, and may continue to be subject to, incremental costs, risks, and regulations associated with efforts to combat the negative effects of climate change.

There is increased public awareness regarding climate change. This increased focus has led to international treaties and agreements and legislative and regulatory efforts. We may also be subject to larger, global climate change initiatives, laws, regulations, or orders, such as any laws or regulations to implement the Paris Climate Agreement, which seek to reduce GHG emissions. In addition to government requirements, our customers are also increasingly imposing climate-related requirements on their suppliers, including us. Any failure, or perceived failure, to comply with these requirements may result in reduced demand for our products, reputational harm, or other adverse impacts to our business.

Any future regulations relating to GHG emissions and/or other climate change-related laws and regulations, beyond initiatives we already have in process, could subject us to additional and/or unforeseen compliance costs and limitations, increased energy and raw material costs, and incremental capital expenditure requirements. Also, there may be additional mandatory climate-related reporting obligations, and potentially GHG emissions reduction requirements, which would likely result in increased corporate and operational general and administrative efforts and associated costs and expenses.

Any future regulatory changes in any of the countries in which we operate could result in transition risks to us, including, but not limited to: (i) the nature and timing of any requirement to lower GHG emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way we operate, (ii) financial risks where the compliance with such regulations requires unforeseen capital expenditures and becomes costly or financially burdensome, (iii) legal risks associated with the failure to adapt to or comply with future climate change-related regulations, (iv) risks of climate litigation associated with our disclosures and/or operations; (v) risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to innovate new products, meet customer and market demand, or compete on pricing and quality in the market, and/or (vi) reputational risks associated with our customers’ and investors’ perceptions of us and their preferences for maintaining relationships with companies with lower emissions, all of which could harm our reputation in the marketplace.

Increasing scrutiny and expectations regarding environmental, social, and governance (“ESG”) matters could result in additional costs or risks or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary and potential mandatory ESG initiatives and disclosures may result in increased costs, changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. Further, our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit, develop, and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations, the growth of our business, cost considerations, and the development and availability of cost-effective technologies or resources that support our goals. An inability to receive or maintain favorable ESG ratings could negatively impact our reputation or impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Unfavorable ESG ratings could also lead to negative investor sentiment towards us or our industry, which could negatively impact the price of our shares as well as our access to and cost of capital.

Risks Relating to the Industry in Which We Operate

We are dependent on the automotive and other industries and significant periodic downturns have had material adverse effects on our results of operations, financial position, and cash flows.

We are dependent on end market dynamics to sell our products, and our operating results could be adversely affected by cyclical and reduced demand in these markets. Periodic downturns in our customers’ industries can significantly reduce demand for certain of our products, which has in the past and could have in the future a material adverse effect on our results of operations, financial position, and cash flows.

Approximately 43% of our net sales for fiscal 2023 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers. Further, work stoppages or slowdowns experienced by our customers in the automotive industry could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles.

During fiscal 2023, approximately 11% of our net sales were to customers in the industrial equipment end market and approximately 10% of our net sales were to customers in the commercial transportation end market. Demand in the industrial equipment industry is dependent upon economic conditions, including customer investment in factory and warehouse automation, process control systems, and building automation and smart city infrastructure, as well as market conditions in the rail transportation, lighting, and other major industrial markets we serve. The commercial transportation industry is impacted by the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets.

We encounter competition in substantially all areas of the electronic components industry, which has and could in the future negatively impact our prices, margins, and market share.

We operate in highly competitive markets for electronic components and expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on various factors including the price, quality, and performance of our products; the level of customer service; the development of new technology; our ability to participate in emerging markets; and customers’ expectations relating to socially responsible operations. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price and in some instances may have the benefit of lower production costs for certain products. We cannot provide assurance that additional competitors will not enter our markets or that we will be able to compete successfully against existing or new competitors. Increased competition has and may in the future result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

We are dependent on market acceptance of our new product introductions and product innovations for future revenue and failure of such introductions or innovations in a timely manner could cause our operating results to suffer.

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

The pace of technological change continues to accelerate and our ability to react effectively to such change may present significant competitive risks.

The pace of technological change is increasing at an exponential rate. The continued creation, development, and advancement of new technologies such as artificial intelligence, blockchain, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, and augmented reality, as well as other technologies in the future that are not foreseen today, continue to transform our processes, products, and services.

In order to remain competitive, we will need to stay abreast of such technologies, require our employees to continue to learn and adapt to new technologies, be able to integrate them into our current and future business models, products, services, and processes, and also guard against existing and new competitors disrupting their business using such technologies. Our strategy, value creation model, operating model, and innovation ecosystem have important technological elements and certain of our products and offerings are based on technological advances, including artificial intelligence, machine learning, advanced analytics, and the Internet of Things. Increasing use of artificial intelligence may expose us to social and ethical issues, which may result in reputational harm and liability. In addition, we will need to compete for talent in a competitive market that is familiar with such technologies including upskilling our workforce. There can be no assurance we will continue to compete effectively with our industry peers due to technological changes, which could result in a material adverse effect on our business and results of operations.

Continuing pressure to lower our prices has and may in the future result in price erosion.

We have experienced, and we expect to continue to experience, continuing pressure to lower our prices. Although pricing actions positively impacted our net sales in both fiscal 2023 and 2022, we have historically experienced price erosion averaging from 1% to 2% each year. To maintain our margins, we must continue to reduce our costs by similar amounts. We cannot provide assurance that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

We may be negatively affected as our customers and vendors continue to consolidate.

Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, data and devices, and aerospace and defense industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, enabling them to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends have and may continue to adversely affect the margins on our products, particularly for commodity components.

The life cycles of certain of our products can be very short and may not result in material revenue and may cause us to write off excess or obsolete inventory or equipment.

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

We may incur material losses and costs as a result of product liability, warranty, and product recall claims that may be brought against us.

We face exposure to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in death, bodily injury, and/or property damage. Further, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall campaign, and a customer or other party may hold us responsible for some or all of the costs of these campaigns. Actual or alleged defects in our products may therefore cause us to incur significant warranty, support and repair, replacement, or other costs as part of a product recall or otherwise, suffer substantial negative publicity, face challenges in our ability to timely deliver products to our customers, write-off the value of related inventory, and divert the attention of our engineering and management personnel. Additionally, actual or alleged defects in our products could result in damage to our reputation and to our ability to win future business. Consequently, our costs and loss of revenue associated with product liability, warranty, and recall claims could be material to our financial position and results of operations.

Risks Relating to Our Operations

Our results are sensitive to raw material availability, quality, and cost and shortages, deteriorations in quality, or price increases could lead to a materially negative impact on our results of operations, financial position, and cash flows.

We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, palladium, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of many of these raw materials continue to increase and fluctuations may persist in the future. In addition, feedstock for resins and resins themselves, as well as certain other commodities, are increasingly subject to varied and unrelated force majeure events worldwide further impacting price and availability. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions, inflationary cost pressures, and the impacts of the COVID-19 pandemic. If we have difficulty obtaining raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

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

Poor quality of components and products manufactured by third parties could harm our business.

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

Cybersecurity incidents and other disruptions affecting our information technology infrastructure or violations of data privacy laws have and could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

Cybersecurity attacks, threats, and breaches and other disruptions to our information technology infrastructure and/or the information technology infrastructure of our third-party suppliers or business partners could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liabilities or penalties which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Specifically, we are subject to the laws of various states and countries where we operate or do business related to solicitation, collection, processing, transferring, storing, or use of consumer, customer, supplier, or employee information or related data, including the EU’s General Data Protection Regulation, the California Consumer Privacy Act, and China’s Personal Information Protection Law. In addition, certain countries in which we operate or do business have enacted or are considering enacting laws that impose additional data transfer restrictions. If countries in which we operate or do business were to adopt data localization or data residency laws, we could be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant implications to business operations and costs.

In addition to our own systems, we have outsourced, and expect to continue to outsource, certain information technology services—including cloud computing services and storage systems, system development, and information technology support services—which have in the past, and in the future may, subject our information technology and other sensitive information to additional risk.

Our information technology networks and infrastructure, and the technology networks and infrastructure of our third-party suppliers and business partners, are vulnerable to damage, disruptions or shutdowns due to attack by malicious actors with significant financial and technological resources, breaches, employee error or malfeasance, power outages, malware (such as computer viruses and ransomware), social engineering (i.e., phishing attacks), theft of system credentials, other increasingly sophisticated attacks, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events, which may require us to notify regulators, customers, or employees, and enlist identity theft protection in the event of a privacy breach. We continue to monitor and develop our systems to protect the integrity and functionality of our information technology infrastructure and access to and the security of our intellectual property and our employees’, customers’, and suppliers’ data. Cybersecurity breaches and other disruptions to our information technology infrastructure or the information technology infrastructure of our third-party suppliers and business partners, or violations of applicable laws, could result in legal claims or proceedings, liability or penalties, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, attacks and threats to our information technology networks and infrastructure, including attempted cyber intrusions, to date none of these attacks and threats have had a material impact on our business or operations. Further, some of our employees have fully-remote or hybrid work arrangements, which may increase our vulnerability to cyber and other information technology risks.

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

We regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings, and we have completed a number of acquisitions in recent years. We anticipate that we will continue to pursue acquisition opportunities as part of our growth strategy. We cannot provide assurance that we will identify or successfully complete transactions with acquisition candidates in the future. We also cannot provide assurance that completed acquisitions will be successful. Likewise, from time to time, we experience difficulty and unanticipated expenses associated with purchasing and integrating acquisitions, and acquisitions do not always perform and deliver the financial benefits expected. We have also experienced challenges at times following the acquisition of a new company or business, including, but not limited to, managing the operations, manufacturing facilities, and technology; maintaining and increasing the customer base; or retaining key employees, suppliers, or distributors. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

Future acquisitions could require us to issue additional debt or equity that may not be available on acceptable terms and could be dilutive.

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

Litigation, regulatory actions, and compliance issues have and could subject us to fines, penalties, judgments, remediation costs, and/or other requirements that could cause a material adverse effect on our results of operations, financial position, and cash flows.

In the normal course of business, we are or may be, from time to time, the subject of government or private litigation as a result of a number of factors and from various sources, including (i) reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies and (ii) litigation alleging the infringement of intellectual property rights, anti-competitive behavior, securities law violations, product liability, breach of contract, and employment-related claims. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our results of operations, financial position, and cash flows.

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

We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate and where our products are sold. These laws and regulations govern, among other things:

•	the generation, storage, use, and transportation and disposal of hazardous materials;
•	emissions or discharges of substances into the environment;
•	investigation and remediation of hazardous substances or materials at various sites;
•	GHG emissions;
•	product hazardous material content; and
•	the health and safety of our employees.

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

The EU, China, U.S., and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, circular economy initiatives, and other related matters. These laws include but are not limited to the EU RoHS, End-of-Life Vehicle, and WEEE Directives; the EU REACH regulation; and the China RoHS regulation. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make the manufacture or sale of our products more expensive or impossible, could limit our ability to sell our products in certain jurisdictions, and could result in liability for product recalls, penalties, or other claims.

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

As part of the Swiss corporate law reform, effective as of January 1, 2023, the concept of authorized share capital was replaced by a capital band. Under a capital band, the articles of association may authorize the board of directors for a maximum period of five years to increase the ordinary share capital registered in the commercial register to a maximum of 150% and/or reduce it to a minimum of 50% of the share capital existing at the time of the introduction of the capital band. In March 2023, our shareholders approved, for a period of one year ending March 15, 2024, our board of directors’ authorization to issue additional new shares to a maximum of 120% and/or reduce shares to a minimum of 80% of the existing share capital, subject to certain conditions specified in our articles of association.

Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and advance subscription rights to existing shareholders to subscribe for new issuances of certain rights-bearing obligations from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital without shareholder approval and without regard for shareholders’ preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange (“NYSE”), on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

Global legislative and regulatory actions and proposals could cause a material change in our worldwide effective corporate tax rate and our global cash taxes.

Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

•

the Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. Member states have begun to enact the rules. Swiss Parliament recently approved a constitutional amendment to implement the rules, and the amendment was approved by public vote in June 2023. We anticipate that the Swiss global minimum tax will be effective as of January 1, 2024. The global minimum tax is a significant structural change to the international taxation framework, which is expected to affect us beginning in fiscal 2025. Although global enactment has begun, the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. We are currently monitoring these developments and evaluating the impact, which could be material to our results of operations, cash taxes, and worldwide corporate effective tax rate.

•	EU and other countries’ initiatives to promote tax transparency and to prevent aggressive tax planning, including the European Anti-Tax Avoidance Directive.
•	tax policy changes in the U.S., such as additional federal tax reform measures and new tax regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2023, we owned approximately 17 million square feet and leased approximately 10 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2023, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(number of manufacturing facilities)
EMEA	20	20	2	42
Asia–Pacific	9	6	9	24
Americas	10	26	2	38
Total	39	52	13	104

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

Environmental Matter

The following information is reported in accordance with Item 103 of Regulation S-K:

During fiscal 2021, we determined that the Silicon Microstructures, Inc. (“SMI”) manufacturing site in Milpitas, California historically miscalculated and inaccurately reported its sulfur hexafluoride (SF6) emissions prior to our acquisition of SMI. The site voluntarily disclosed the matter to the applicable state and local authorities, and in fiscal 2022, we received approval and installed new air abatement equipment at the site. In connection with an inspection of the air abatement equipment and an unrelated hazardous materials inspection during fiscal 2023, the local environmental authorities identified additional environmental deficiencies at the site. We are in the process of taking corrective actions and are fully cooperating with the authorities to ensure a satisfactory resolution of these matters. We may face monetary sanctions, although we do not anticipate such claims will have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common shares are listed and traded on the NYSE under the symbol “TEL.” As of November 8, 2023, there were 16,159 shareholders of record of our common shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones U.S. Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2018 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

Comparison of Cumulative Five Year Total Return

Among TE Connectivity Ltd., S&P 500 Index, and

Dow Jones Electrical Components & Equipment Index

$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
TE Connectivity Ltd.
S&P 500
Dow Jones Electrical Components & Equipment

	Fiscal Year End
	2018(1)	2019	2020	2021	2022	2023
TE Connectivity Ltd.	$100.00	$107.73	$113.20	$173.60	$135.02	$153.89
S&P 500 Index	100.00	103.72	117.72	161.39	131.92	160.44
Dow Jones U.S. Electrical Components and Equipment Index	100.00	96.28	100.92	146.51	121.47	153.94
(1)	$100 invested on September 28, 2018 in TE Connectivity Ltd.’s common shares and in indexes. Indexes calculated on month-end basis.

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

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended September 29, 2023:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
July 1–July 28, 2023	428,261	$142.15	428,200	$999,101,703
July 29–September 1, 2023	1,067,083	133.55	1,060,900	857,423,534
September 2–September 29, 2023	964,156	126.54	963,800	735,467,902
Total	2,459,500	132.30	2,452,900
(1)	These columns include the following transactions which occurred during the quarter ended September 29, 2023:
(i)	the acquisition of 6,600 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,452,900 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

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

Discussion of our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. Discussion of our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Summary of Fiscal 2023 Performance

●	Our fiscal 2023 net sales decreased 1.5% from fiscal 2022 levels due to sales declines in the Communications Solutions segment, partially offset by sales increases in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment. On an organic basis, our net sales increased 1.0% in fiscal 2023 as compared to fiscal 2022. Fiscal 2022 included an additional week which contributed $306 million in net sales.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 4.0% due primarily to sales increases in the automotive end market.
●	Industrial Solutions—Our net sales increased 1.4% as a result of sales increases in the aerospace, defense, and marine, the energy, and the medical end markets, partially offset by declines in the industrial equipment end market.
●	Communications Solutions—Our net sales decreased 26.3% due to sales declines in both the data and devices and the appliances end markets.
●	During fiscal 2023, our shareholders approved a dividend payment to shareholders of $2.36 per share, payable in four equal quarterly installments of $0.59 beginning in the third quarter of fiscal 2023 and ending in the second quarter of fiscal 2024.
●	Net cash provided by operating activities was $3,132 million in fiscal 2023.

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

We continue to monitor the military conflict between Russia and Ukraine, escalating tensions in surrounding countries, and associated sanctions. We sold our business operations in Russia, and our operations in Ukraine have been reduced. Neither Russia nor Ukraine represents a material portion of our business, and the military conflict did not have a significant impact on our business, financial condition, or results of operations during fiscal 2023 and 2022.

The COVID-19 pandemic had a global impact and resulted in business slowdowns or shutdowns, including systemic disruptions of global supply chains. While the pandemic impacted certain aspects of our business, the extent to which the pandemic will continue to impact our business and the markets we serve will depend on future developments which may include the resurgence of the spread of the virus and variant strains of the virus as well as the success of public health advancements. Certain of our operations in China were impacted in early fiscal 2023 and were shut down for a period of time in fiscal 2022; however, we do not expect the pandemic to have a significant impact on our businesses globally in the near term.

Outlook

In the first quarter of fiscal 2024, we expect our net sales to be approximately $3.85 billion as compared to $3.84 billion in the first quarter of fiscal 2023. Net sales increases in the Transportation Solutions and Industrial Solutions segments are expected to be largely offset by sales declines in the Communications Solutions segment. We expect diluted earnings per share from continuing operations to be approximately $1.59 per share in the first quarter of fiscal 2024. This outlook reflects the impact of foreign currency exchange rates which is a positive impact of approximately $17 million on net sales and a negative impact of approximately $0.02 per share on earnings per share in the first quarter of fiscal 2024 as compared to the same period of fiscal 2023. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

During fiscal 2023, we acquired one business for a cash purchase price of $110 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired, during fiscal 2022. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition.

See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

Pending Acquisition

In August 2023, we entered into a definitive agreement under which we agreed to launch a public tender offer to acquire all outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a fair value of approximately CHF 320 million (equivalent to approximately $350 million). The tender offer commenced in September 2023. As of November 10, 2023, the completion of the initial offer period, the offer has been accepted for approximately 89% of Schaffner’s outstanding shares. The offer is subject to customary closing conditions, including regulatory approvals, and is expected to be settled in the first quarter of fiscal 2024.

Divestitures

During fiscal 2023, we sold three businesses for net cash proceeds of $48 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $9 million. The businesses sold were reported in our Industrial Solutions segment. Additionally, during fiscal 2023, we recorded a pre-tax impairment charge of $68 million in connection with a held for sale business in our Transportation Solutions segment. See Note 3 to the Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2023		2022

	($ in millions)
Transportation Solutions	$9,588	60%	$9,219	56%
Industrial Solutions	4,551	28	4,490	28
Communications Solutions	1,895	12	2,572	16
Total	$16,034	100%	$16,281	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2023 versus Fiscal 2022
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$369	4.0%	$665	7.2%	$(296)	$—
Industrial Solutions	61	1.4	153	3.4	(78)	(14)
Communications Solutions	(677)	(26.3)	(648)	(25.2)	(48)	19
Total	$(247)	(1.5)%	$170	1.0%	$(422)	$5

Net sales decreased $247 million, or 1.5%, in fiscal 2023 as compared to fiscal 2022. The decrease in net sales resulted primarily from the negative impact of foreign currency translation of 2.6% due to the weakening of certain foreign currencies, partially offset by organic net sales growth of 1.0%. In fiscal 2023, pricing actions positively affected organic net sales by $607 million. Fiscal 2022 included an additional week which contributed $306 million in net sales. The impact of the additional week was estimated using an average sales figure for the fourth quarter of the fiscal year. See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—EMEA, Asia–Pacific, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 140 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2023. The percentage of net sales in fiscal 2023 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	41%
Euro	32
Chinese renminbi	16
Japanese yen	5
All others	6
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2023		2022

	($ in millions)
EMEA	$6,208	39%	$5,707	35%
Asia–Pacific	5,156	32	5,771	35
Americas	4,670	29	4,803	30
Total	$16,034	100%	$16,281	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2023 versus Fiscal 2022
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
EMEA	$501	8.8%	$567	9.9%	$(91)	$25
Asia–Pacific	(615)	(10.7)	(288)	(5.0)	(327)	—
Americas	(133)	(2.8)	(109)	(2.3)	(4)	(20)
Total	$(247)	(1.5)%	$170	1.0%	$(422)	$5

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2023	2022		Change

	($ in millions)
Cost of sales	$10,979	$11,037	(1)	$(58)
As a percentage of net sales	68.5%	67.8%

Gross margin	$5,055	$5,244	(1)	$(189)
As a percentage of net sales	31.5%	32.2%
(1)	Fiscal 2022 included an additional week.

In fiscal 2023, gross margin decreased $189 million as compared to fiscal 2022 due primarily to higher material and operating costs, lower volume, and the negative impact of foreign currency translation, partially offset by the positive impact of pricing actions.

We use a wide variety of raw materials in the manufacture of our products, and cost of sales and gross margin are subject to variability in raw material prices. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions and inflationary cost pressures. As a result, we have experienced shortages and price increases in some of our input materials—including certain metals—however, we have been able to initiate pricing actions to offset these impacts. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		Fiscal
	Measure	2023	2022
Copper	Lb.	$4.09	$4.08
Gold	Troy oz.	1,860	1,828
Silver	Troy oz.	23.33	24.23
Palladium	Troy oz.	2,162	2,337

In fiscal 2023, we purchased approximately 181 million pounds of copper, 112,000 troy ounces of gold, 2.4 million troy ounces of silver, and 7,000 troy ounces of palladium. We expect to purchase approximately 180 million pounds of copper, 110,000 troy ounces of gold, 2.0 million troy ounces of silver, and 12,000 troy ounces of palladium in fiscal 2024.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2023	2022		Change

	($ in millions)
Selling, general, and administrative expenses	$1,670	$1,584	(1)	$86
As a percentage of net sales	10.4%	9.7%

Restructuring and other charges, net	$340	$141		$199
(1)	Fiscal 2022 included an additional week.

Selling, General, and Administrative Expenses. In fiscal 2023, selling, general, and administrative expenses increased $86 million as compared to fiscal 2022 due primarily to gains on the sale of real estate in fiscal 2022 and the impact of cost inflation, partially offset by savings attributable to restructuring actions and the positive impact of foreign currency translation.

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

During fiscal 2023 and 2022, we initiated restructuring programs associated with cost structure improvements across all segments. We incurred net restructuring charges of $260 million in fiscal 2023 and net restructuring and related charges of $153 million, of which $16 million was recorded in cost of sales, in fiscal 2022. Annualized cost savings related to actions initiated in fiscal 2023 are expected to be approximately $200 million and are expected to be fully realized by the end of fiscal 2026. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2024, we expect total restructuring charges to be approximately $100 million and total spending, which will be funded with cash from operations, to be approximately $175 million.

During fiscal 2023 and 2022, we recorded net charges of $77 million and $4 million, respectively, related to pre-tax impairment of held for sale businesses and loss (gain) on divestitures.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2023	2022		Change

	($ in millions)
Operating income	$2,304	$2,756	(1)	$(452)
Operating margin	14.4%	16.9%
(1)	Fiscal 2022 included an additional week.

Operating income included the following:

	Fiscal
	2023	2022

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$33	$45
Charges associated with the amortization of acquisition-related fair value adjustments	—	8
	33	53
Restructuring and other charges, net	340	141
Restructuring-related charges recorded in cost of sales	—	16
Total	$373	$210

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2023	2022	Change

	($ in millions)
Interest income	$60	$15	$45
Interest expense	80	66	14
Other income (expense), net	(16)	28	(44)

Income tax expense	364	306	58
Effective tax rate	16.0%	11.2%

Interest Income and Expense. Interest income increased $45 million in fiscal 2023 from fiscal 2022 due to higher interest rates as well as an increase in our cash balances held and invested. In fiscal 2023, interest expense increased $14 million as compared to fiscal 2022 primarily as a result of a higher average cost of debt due to rising interest rates, partially offset by the expansion of our cross-currency swap program that hedges our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $3,806 million at fiscal year end 2023. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.6% per annum and pay no interest. See Note 13 to the Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Other Income (Expense). We recorded net periodic pension benefit cost of $16 million and credit of $25 million in net other income (expense) in fiscal 2023 and 2022, respectively. See Note 14 to the Consolidated Financial Statements for additional information regarding our retirement plans. Also, in fiscal 2022, we recorded other income of $11 million related to an indemnification receivable associated with an income tax audit. See Note 15 to the Consolidated Financial Statements for further information regarding income taxes.

Income Taxes. See Note 15 to the Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. Member states have begun to enact the rules. Swiss Parliament recently approved a constitutional amendment to implement the rules, and the amendment was approved by public vote in June 2023. We anticipate that the Swiss global minimum tax will be effective as of January 1, 2024. The global minimum tax is a significant structural change to the international taxation framework, which is expected to affect us beginning in fiscal 2025. Although global enactment has begun, the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. We are currently monitoring these developments and evaluating the impact, which could be material to our results of operations, cash taxes, and worldwide corporate effective tax rate.

The valuation allowance for deferred tax assets was $7,416 million and $7,112 million at fiscal year end 2023 and 2022, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2023, certain subsidiaries had approximately $38.0 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Segment Results

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. Prior period segment results have been restated to conform to the current segment reporting structure. See Note 20 to the Consolidated Financial Statements for additional information regarding our segments.

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2023		2022

	($ in millions)
Automotive	$6,951	72%	$6,527	71%
Commercial transportation	1,525	16	1,582	17
Sensors	1,112	12	1,110	12
Total	$9,588	100%	$9,219	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2023 versus Fiscal 2022
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Automotive	$424	6.5%	$662	10.2%	$(238)
Commercial transportation	(57)	(3.6)	(17)	(1.1)	(40)
Sensors	2	0.2	20	1.8	(18)
Total	$369	4.0%	$665	7.2%	$(296)

Net sales in the Transportation Solutions segment increased $369 million, or 4.0%, in fiscal 2023 from fiscal 2022 as a result of organic net sales growth of 7.2%, partially offset by the negative impact of foreign currency translation of 3.2%. In fiscal 2023, pricing actions positively affected organic net sales by $375 million. Fiscal 2022 included an additional week which contributed $180 million in net sales. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 10.2% in fiscal 2023 with increases of 13.5% in the EMEA region, 11.9% in the Americas region, and 6.5% in the Asia–Pacific region. Our organic net sales growth across all regions resulted from global vehicle production growth as well as increased content per vehicle.
●	Commercial transportation—Our organic net sales decreased 1.1% in fiscal 2023 due to declines in the Asia–Pacific and Americas regions, partially offset by growth in the EMEA region.
●	Sensors—Our organic net sales increased 1.8% in fiscal 2023 due to growth in transportation applications, partially offset by declines in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	Fiscal
	2023	2022		Change

	($ in millions)
Operating income	$1,451	$1,534	(1)	$(83)
Operating margin	15.1%	16.6%
(1)	Fiscal 2022 included an additional week.

Operating income in the Transportation Solutions segment decreased $83 million in fiscal 2023 as compared to fiscal 2022. Excluding the items below, operating income increased in fiscal 2023 primarily as a result of the positive impact of pricing actions, partially offset by higher material and operating costs and the negative impact of foreign currency translation.

	Fiscal
	2023	2022

	(in millions)
Acquisition and integration costs	$3	$16
Restructuring and other charges, net	211	68
Total	$214	$84

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2023		2022

	($ in millions)
Industrial equipment	$1,706	38%	$1,904	43%
Aerospace, defense, and marine	1,178	26	1,087	24
Energy	883	19	804	18
Medical	784	17	695	15
Total	$4,551	100%	$4,490	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2023 versus Fiscal 2022
	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(198)	(10.4)%	$(154)	(8.1)%	$(44)	$—
Aerospace, defense, and marine	91	8.4	139	12.8	(10)	(38)
Energy	79	9.8	77	9.6	(22)	24
Medical	89	12.8	91	13.1	(2)	—
Total	$61	1.4%	$153	3.4%	$(78)	$(14)

In the Industrial Solutions segment, net sales increased $61 million, or 1.4%, in fiscal 2023 from fiscal 2022 due primarily to organic net sales growth of 3.4%, partially offset by the negative impact of foreign currency translation of 1.7%. In fiscal 2023, pricing actions positively affected organic net sales by $242 million. Fiscal 2022 included an additional week which contributed $84 million in net sales. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 8.1% in fiscal 2023 as a result of declines across all regions with reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 12.8% in fiscal 2023 due primarily to growth in the defense market and, to a lesser degree, the commercial aerospace market.
●	Energy—Our organic net sales increased 9.6% in fiscal 2023 due to growth across all regions and strength in renewable energy applications.
●	Medical—Our organic net sales increased 13.1% in fiscal 2023 primarily as a result of growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2023	2022		Change

	($ in millions)
Operating income	$602	$607	(1)	$(5)
Operating margin	13.2%	13.5%
(1)	Fiscal 2022 included an additional week.

Operating income in the Industrial Solutions segment decreased $5 million in fiscal 2023 from fiscal 2022. Excluding the items below, operating income increased slightly in fiscal 2023 primarily as a result of the positive impact of pricing actions, partially offset by lower volume, the negative impact of foreign currency translation, and higher material and operating costs.

	Fiscal
	2023	2022

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$27	$24
Charges associated with the amortization of acquisition-related fair value adjustments	—	8
	27	32
Restructuring and other charges, net	84	50
Restructuring-related charges recorded in cost of sales	—	16
Total	$111	$98

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2023		2022

	($ in millions)
Data and devices	$1,162	61%	$1,606	62%
Appliances	733	39	966	38
Total	$1,895	100%	$2,572	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2023 versus Fiscal 2022
	Net Sales		Organic Net Sales
	Declines		Declines		Translation	Acquisitions

	($ in millions)
Data and devices	$(444)	(27.6)%	$(437)	(27.2)%	$(26)	$19
Appliances	(233)	(24.1)	(211)	(21.8)	(22)	—
Total	$(677)	(26.3)%	$(648)	(25.2)%	$(48)	$19

Net sales in the Communications Solutions segment decreased $677 million, or 26.3%, in fiscal 2023 as compared to fiscal 2022 due primarily to organic net sales declines of 25.2%. Fiscal 2022 included an additional week which contributed $42 million in net sales. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 27.2% in fiscal 2023 due to reduced demand resulting from inventory corrections in the supply chain and market declines.

●	Appliances—Our organic net sales decreased 21.8% in fiscal 2023 as a result of reduced demand resulting from inventory corrections in the supply chain and market declines across all regions, partially offset by share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	Fiscal
	2023	2022		Change

	($ in millions)
Operating income	$251	$615	(1)	$(364)
Operating margin	13.2%	23.9%
(1)	Fiscal 2022 included an additional week.

In the Communications Solutions segment, operating income decreased $364 million in fiscal 2023 as compared to fiscal 2022. Excluding the items below, operating income decreased in fiscal 2023 due primarily to lower volume.

	Fiscal
	2023	2022

	(in millions)
Acquisition and integration costs	$3	$5
Restructuring and other charges, net	45	23
Total	$48	$28

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the pending acquisition of Schaffner and payment of $350 million of 3.45% senior notes due in August 2024. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

As of fiscal year end 2023, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2023, we had approximately $2.6 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $664 million to $3,132 million in fiscal 2023 as compared to $2,468 million in fiscal 2022. The increase resulted primarily from the impact of changes in working capital levels, partially offset by lower pre-tax income. The amount of income taxes paid, net of refunds, during fiscal 2023 and 2022 was $425 million and $421 million, respectively.

Pension contributions were $71 million and $42 million in fiscal 2023 and 2022, respectively. We expect pension contributions to be $70 million in fiscal 2024, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 14 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $732 million and $768 million in fiscal 2023 and 2022, respectively. We expect fiscal 2024 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2023, we acquired one business for a cash purchase price of $110 million, net of cash acquired. We acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired, during fiscal 2022. See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

During fiscal 2023, we received net cash proceeds of $48 million related to the sale of three businesses. We received net cash proceeds of $16 million related to the sale of two businesses during fiscal 2022. See Note 3 to the Consolidated Financial Statements for additional information regarding divestitures.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2023 and 2022 was $4,211 million and $4,206 million, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2023, TEGSA, our wholly-owned subsidiary, issued $500 million aggregate principal amount of 4.50% senior notes due in February 2026. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2023 or 2022.

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

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2023, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. At fiscal year end 2023, TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50%. TEGSA had $370 million of commercial paper outstanding at a weighted-average interest rate of 3.45% at fiscal year end 2022.

TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $725 million and $685 million in fiscal 2023 and 2022, respectively. See Note 17 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

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

We repurchased approximately 8 million of our common shares for $946 million and approximately 10 million of our common shares for $1,409 million under the share repurchase program during fiscal 2023 and 2022, respectively. At fiscal year end 2023, we had $735 million of availability remaining under our share repurchase authorization.

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

	Fiscal Year End
	2023	2022

	(in millions)
Balance Sheet Data:
Total current assets	$1,632	$1,400
Total noncurrent assets(1)	2,857	2,769

Total current liabilities	1,303	1,937
Total noncurrent liabilities(2)	7,592	15,871
(1)	Includes $2,783 million and $2,601 million as of fiscal year end 2023 and 2022, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $4,056 million and $12,582 million as of fiscal year end 2023 and 2022, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2023	2022

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(606)	$(35)
Net loss	(606)	(35)

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2024 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $198 million, including letters of credit of $29 million associated with our divesture of the Subsea Communications business. In addition, at fiscal year end 2023, we had $27 million of performance guarantees associated with that divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other material obligations at fiscal year end 2023:

	Payments Due
	In Fiscal 2024	Thereafter	Total

	(in millions)
Long-term debt:
Principal payments(1)	$682	$3,564	$4,246
Interest payments on debt(2)	110	666	776
Operating leases(3)	118	314	432
Purchase obligations(4)	859	60	919
Total contractual cash obligations(5)(6)(7)	$1,769	$4,604	$6,373
(1)	See Note 10 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2023 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 11 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $454 million and related accrued interest and penalties of $65 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $70 million to pension plans in fiscal 2024, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.
(7)	The above table does not reflect redeemable noncontrolling interests of $104 million associated with our First Sensor AG (“First Sensor”) subsidiary. Noncontrolling interest holders can elect either (1) to remain First Sensor noncontrolling interest shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding redeemable noncontrolling interests.

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

Our standard terms of sale generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. In certain instances, we may sell products to customers under terms other than our standard terms. We do not account for warranties as separate performance obligations.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2023, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2023 and determined that no impairment existed.

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

Two critical assumptions in determining pension expense and obligations are discount rates and expected long-term returns on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. Discount rates represent the market rate for high-quality fixed income investments and are used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in discount rates increases the present value of pension benefit obligations. At fiscal year end 2023, a 25-basis-point decrease in discount rates would have increased the present value of our pension obligations by $60 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $57 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rates of return on plan assets. A 50-basis-point decrease or increase in the expected long-term returns on plan assets would have increased or decreased, respectively, our fiscal 2023 pension expense by $8 million.

At fiscal year end 2023, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2023, our target asset allocation is 67% return-seeking and 33% liability-hedging.

Accounting Pronouncement

See Note 2 to the Consolidated Financial Statements for information regarding a recently issued accounting pronouncement.

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

Forward-Looking Information

Certain statements in this Annual Report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements also include statements addressing our ESG, and sustainability plans and goals. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “aspire,” “estimate,” “predict,” “potential,” “goal,” “target,” “continue,” “may,” and “should,” or the negative of these terms or similar expressions.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward- looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;

●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflict between Russia and Ukraine resulting from Russia’s invasion of Ukraine or escalating tensions in surrounding countries, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding ESG matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2023 market rates would have changed the unrealized value of our contracts by $368 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2022 market rates would have changed the unrealized value of our contracts by $151 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Also, we may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. There were no such contracts and no floating debt outstanding at fiscal year end 2023 or 2022.

We utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2023, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net loss position of $23 million and had a notional value of $459 million. At fiscal year end 2022, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net loss position of $82 million and had a notional value of $566 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2023 prices would have changed the unrealized value of our forward contracts by $44 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2022 prices would have changed the unrealized value of our forward contracts by $48 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

Consolidated Balance Sheets as of September 29, 2023 and September 30, 2022

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 29, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 29, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 29, 2023, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended September 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K, except the following:

●	In the quarter ended September 29, 2023, Terrence R. Curtin, Chief Executive Officer and Executive Director, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Curtin’s plan was adopted August 17, 2023 and expires December 29, 2023, and provides for the potential sale of up to (i) 50% of the net common shares that vest in December 2023 pursuant to the performance stock unit award granted to Mr. Curtin in November 2020, with such sale to occur no earlier than December 18, 2023 and (ii) potential sale of the remaining net common shares that vest in December 2023 pursuant to the performance stock unit award granted to Mr. Curtin in November 2020, with such sale to occur no earlier than December 19, 2023.

●	In the quarter ended September 29, 2023, Aaron K. Stucki, President, Communications Solutions, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Stucki’s plan was adopted August 22, 2023 and expires January 31, 2025, and provides for the potential exercise and related sale of (i) stock options representing up to 5,000 common shares, with such sale to occur no earlier than November 21, 2023, (ii) stock options representing up to 8,750 common shares, with such sale to occur no earlier than November 21, 2023, and (iii) stock options representing up to 5,000 common shares, with such sale to occur no earlier than November 21, 2023.

The trading plans described above were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2024 Annual General Meeting of Shareholders (the “2024 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2024 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” and “Compensation of Non-Employee Directors” in our 2024 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2023 with respect to common shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	7,223,872	$107.36	12,555,452
Equity compensation plans not approved by security holders(2)	415,435	82.54	—
Total	7,639,307		12,555,452
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), and the Tyco Electronics Limited Savings Related Share Plan. The 2007 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 69,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)	In connection with an acquisition in fiscal 2011, we assumed equity awards issued under plans sponsored by the acquired business and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8. Those plans have since expired, and no additional grants will be made from them. Previously granted awards under the plans will continue to be settled in TE Connectivity common shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2007 Plan, the Tyco Electronics Limited Savings Related Plan, and the Employee Stock Purchase Plan. The 2007 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2007 Plan and the Tyco Electronics Limited Savings Plan are increased by forfeitures and cancellations, among other factors. Amounts include 869,176 shares remaining available for issuance under our Tyco Electronics Limited Savings Related Share Plan and 3,445,482 shares remaining available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2024 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2024 Proxy Statement under the caption “Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
2.1		Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC(1)	Current Report on Form 8-K	2.1	September 17, 2018
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1	March 20, 2023
3.2		Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1	December 12, 2022
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Tenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014
4.2(d)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(e)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(f)		Sixteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 14, 2020	Current Report on Form 8-K	4.1	February 14, 2020

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
4.2(g)		Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021	Current Report on Form 8-K	4.1	February 16, 2021
4.2(h)		Eighteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 4, 2022	Current Report on Form 8-K	4.1	February 4, 2022
4.2(i)		Nineteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 13, 2023	Current Report on Form 8-K	4.1	February 13, 2023
10.1		Amended and Restated Five-Year Senior Credit Agreement, dated as of November 14, 2018, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	November 14, 2018
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of June 1, 2021, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	June 1, 2021
10.3		Second Amendment to Amended and Restated Credit Agreement, dated as of October 14, 2022, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.3	November 15, 2022
10.4	‡	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.3	November 9, 2021
10.5	‡	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of September 17, 2020)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.4	November 9, 2021
10.6	‡	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of September 22, 2021)	Annual Report on Form 10-K for the fiscal year ended September 24, 2021	10.5	November 9, 2021

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.7	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011
10.8	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.9	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019
10.10	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.1	January 28, 2021
10.11	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.11	November 15, 2022
10.12	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.2	January 28, 2021
10.13	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.14	November 15, 2022
10.14	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.15	November 12, 2019
10.15	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2021	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.3	January 28, 2021
10.16	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2022	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.17	November 15, 2022
10.17	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (amended and restated as of December 17, 2014)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015
10.18	‡	TE Connectivity Severance Plan for U.S. Executives (amended and restated as of September 13, 2018)	Annual Report on Form 10-K for the fiscal year ended September 28, 2018	10.15	November 13, 2018

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.19	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007
10.20	‡*	TE Connectivity Supplemental Savings and Retirement Plan (amended and restated as of January 1, 2022)
10.21	‡	TE Connectivity Ltd. Savings Related Share Plan (amended and restated as of March 14, 2018)	Current Report on Form 8-K	10.1	March 14, 2018
10.22		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016
10.23	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated as of March 9, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.20	November 14, 2017
10.24	‡*	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015
10.25	‡*	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015
10.26	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016
10.27	‡*	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015
10.28	‡	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.4	January 28, 2021
10.29	‡	Employment Agreement between Aaron Stucki and TE Connectivity Corporation dated October 1, 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2022	10.1	January 27, 2023
10.30		Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.28	November 12, 2019
21.1	*	Subsidiaries of TE Connectivity Ltd.
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	*	TE Connectivity Ltd. Incentive-Based Compensation Recovery Policy
101.INS		Inline XBRL Instance Document(2)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File(3)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
(1)	The schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

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

Date: November 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 13, 2023
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President,
Heath A. Mitts	Chief Financial Officer, and Director	November 13, 2023
(Principal Financial Officer)

/s/ Robert J. Ott	Senior Vice President and
Robert J. Ott	Corporate Controller	November 13, 2023
(Principal Accounting Officer)

*	Director	November 13, 2023
Jean-Pierre Clamadieu

*	Director	November 13, 2023
Carol A. Davidson

*	Director	November 13, 2023
Lynn A. Dugle

*	Director	November 13, 2023
William A. Jeffrey

*	Director	November 13, 2023
Syaru Shirley Lin

*	Director	November 13, 2023
Thomas J. Lynch

*	Director	November 13, 2023
Abhijit Y. Talwalkar

Signature	Title	Date

*	Director	November 13, 2023
Mark C. Trudeau

*	Director	November 13, 2023
Dawn C. Willoughby

*	Director	November 13, 2023
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
Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 29, 2023 and September 30, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 29, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $7.4 billion has been recorded to offset the Company’s gross deferred tax assets as of September 29, 2023 of $10.2 billion.

We identified the realizability of certain deferred tax assets as a critical audit matter because of the Company’s tax structure and the significant judgments and estimates made by management to determine that sufficient taxable income will be generated in the future prior to expiration to realize a portion of its deferred tax assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the appropriateness of qualifying tax planning strategies and the reasonableness of management’s estimates of taxable income prior to expiration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize certain deferred tax assets included the following, among others:

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

November 13, 2023

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the “Company”) as of September 29, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 29, 2023, of the Company and our report dated November 13, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 13, 2023

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

	Fiscal
	2023	2022	2021

	(in millions, except per share data)
Net sales	$16,034	$16,281	$14,923
Cost of sales	10,979	11,037	10,036
Gross margin	5,055	5,244	4,887
Selling, general, and administrative expenses	1,670	1,584	1,512
Research, development, and engineering expenses	708	718	677
Acquisition and integration costs	33	45	31
Restructuring and other charges, net	340	141	233
Operating income	2,304	2,756	2,434
Interest income	60	15	17
Interest expense	(80)	(66)	(56)
Other income (expense), net	(16)	28	(17)
Income from continuing operations before income taxes	2,268	2,733	2,378
Income tax expense	(364)	(306)	(123)
Income from continuing operations	1,904	2,427	2,255
Income from discontinued operations, net of income taxes	6	1	6
Net income	$1,910	$2,428	$2,261

Basic earnings per share:
Income from continuing operations	$6.04	$7.51	$6.83
Income from discontinued operations	0.02	—	0.02
Net income	6.06	7.52	6.85

Diluted earnings per share:
Income from continuing operations	$6.01	$7.47	$6.77
Income from discontinued operations	0.02	—	0.02
Net income	6.03	7.47	6.79

Weighted-average number of shares outstanding:
Basic	315	323	330
Diluted	317	325	333

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

	Fiscal
	2023	2022	2021

	(in millions)
Net income	$1,910	$2,428	$2,261
Other comprehensive income (loss):
Currency translation	261	(510)	144
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	20	259	138
Gains (losses) on cash flow hedges, net of income taxes	65	(95)	(3)
Other comprehensive income (loss)	346	(346)	279
Comprehensive income	2,256	2,082	2,540
Less: comprehensive (income) loss attributable to noncontrolling interests	(9)	19	(2)
Comprehensive income attributable to TE Connectivity Ltd.	$2,247	$2,101	$2,538

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 29, 2023 and September 30, 2022

	Fiscal Year End
	2023	2022

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$1,661	$1,088
Accounts receivable, net of allowance for doubtful accounts of $30 and $45, respectively	2,967	2,865
Inventories	2,552	2,676
Prepaid expenses and other current assets	712	639
Total current assets	7,892	7,268
Property, plant, and equipment, net	3,754	3,567
Goodwill	5,463	5,258
Intangible assets, net	1,175	1,288
Deferred income taxes	2,600	2,498
Other assets	828	903
Total assets	$21,712	$20,782
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$682	$914
Accounts payable	1,563	1,593
Accrued and other current liabilities	2,218	2,125
Total current liabilities	4,463	4,632
Long-term debt	3,529	3,292
Long-term pension and postretirement liabilities	728	695
Deferred income taxes	185	244
Income taxes	365	304
Other liabilities	787	718
Total liabilities	10,057	9,885
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	104	95
Shareholders' equity:
Common shares, CHF 0.57 par value, 322,470,281 shares authorized and issued, and 330,830,781 shares authorized and issued, respectively	142	146
Accumulated earnings	12,947	12,832
Treasury shares, at cost, 10,487,742 and 12,749,540 shares, respectively	(1,380)	(1,681)
Accumulated other comprehensive loss	(158)	(495)
Total shareholders' equity	11,551	10,802
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$21,712	$20,782

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at fiscal year end 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383
Net Income	—	—	—	—	—	2,261	—	2,261
Other comprehensive income	—	—	—	—	—	—	277	277
Share-based compensation expense	—	—	—	—	94	—	—	94
Dividends	—	—	—	—	—	(656)	—	(656)
Exercise of share options	—	—	2	167	—	—	—	167
Restricted share award vestings and other activity	—	—	1	89	(94)	17	—	12
Repurchase of common shares	—	—	(7)	(904)	—	—	—	(904)
Cancellation of treasury shares	(3)	(1)	3	262	—	(261)	—	—
Balance at fiscal year end 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	2,428	—	2,428
Other comprehensive loss	—	—	—	—	—	—	(327)	(327)
Share-based compensation expense	—	—	—	—	119	—	—	119
Dividends	—	—	—	—	—	(714)	—	(714)
Exercise of share options	—	—	—	54	—	—	—	54
Restricted share award vestings and other activity	—	—	1	20	(119)	116	—	17
Repurchase of common shares	—	—	(10)	(1,409)	—	—	—	(1,409)
Cancellation of treasury shares	(5)	(2)	5	709	—	(707)	—	—
Balance at fiscal year end 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802
Net income	—	—	—	—	—	1,910	—	1,910
Other comprehensive income	—	—	—	—	—	—	337	337
Share-based compensation expense	—	—	—	—	123	—	—	123
Dividends	—	—	—	—	—	(737)	—	(737)
Exercise of share options	—	—	1	43	—	—	—	43
Restricted share award vestings and other activity	—	—	1	109	(123)	33	—	19
Repurchase of common shares	—	—	(8)	(946)	—	—	—	(946)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—
Balance at fiscal year end 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

	Fiscal
	2023	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$1,910	$2,428	$2,261
Income from discontinued operations, net of income taxes	(6)	(1)	(6)
Income from continuing operations	1,904	2,427	2,255
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	794	785	769
Deferred income taxes	(77)	(147)	(354)
Non-cash lease cost	129	131	120
Provision for losses on accounts receivable and inventories	76	70	46
Share-based compensation expense	123	119	94
Impairment of held for sale businesses	74	14	16
Other	101	9	(77)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(146)	200	(518)
Inventories	(45)	(41)	(556)
Prepaid expenses and other current assets	17	50	(19)
Accounts payable	(1)	(396)	560
Accrued and other current liabilities	21	(398)	173
Income taxes	17	32	106
Other	145	(387)	61
Net cash provided by operating activities	3,132	2,468	2,676
Cash flows from investing activities:
Capital expenditures	(732)	(768)	(690)
Proceeds from sale of property, plant, and equipment	4	106	86
Acquisition of businesses, net of cash acquired	(110)	(220)	(423)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	48	16	(4)
Other	22	(12)	(6)
Net cash used in investing activities	(768)	(878)	(1,037)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(40)	370	—
Proceeds from issuance of debt	499	588	661
Repayment of debt	(591)	(558)	(708)
Proceeds from exercise of share options	43	54	167
Repurchase of common shares	(945)	(1,412)	(831)
Payment of common share dividends to shareholders	(725)	(685)	(647)
Other	(34)	(41)	(28)
Net cash used in financing activities	(1,793)	(1,684)	(1,386)
Effect of currency translation on cash	2	(21)	5
Net increase (decrease) in cash, cash equivalents, and restricted cash	573	(115)	258
Cash, cash equivalents, and restricted cash at beginning of fiscal year	1,088	1,203	945
Cash, cash equivalents, and restricted cash at end of fiscal year	$1,661	$1,088	$1,203

Supplemental cash flow information:
Interest paid on debt, net	$75	$58	$58
Income taxes paid, net of refunds	425	421	371

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

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2023, 2022, and 2021 ended on September 29, 2023, September 30, 2022, and September 24, 2021, respectively. Fiscal 2023 and 2021 were each 52 weeks in length. Fiscal 2022 was 53 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks.

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

Our standard terms of sale generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. In certain instances, we may sell products to customers under terms other than our standard terms. We do not account for warranties as separate performance obligations. Amounts accrued for warranty claims were $25 million at both fiscal year end 2023 and 2022.

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

At fiscal year end 2023, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2023, 2022, and 2021 were $593 million, $610 million, and $612 million, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term S&P, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2023, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and, prior to maturity, exchanged cash collateral with the counterparties to certain of our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncement

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2022-04 to enhance transparency and introduce new disclosures related to an entity’s use of supplier finance programs in connection with the purchase of goods and services. The ASU requires us, as a buyer in a supplier finance program, to disclose the key terms of the program, the amount of obligations outstanding, the balance sheet presentation of such amounts, and a rollforward of the obligation activity during the annual period. This update is effective for us in the first quarter of fiscal 2024. We do not expect adoption to have a material impact on our Consolidated Financial Statements.

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2023	2022	2021

	(in millions)
Restructuring charges, net	$260	$137	$208
Impairment of held for sale businesses and loss on divestitures, net	77	4	21
Other charges, net	3	—	4
Restructuring and other charges, net	$340	$141	$233

Restructuring Charges, Net

Net restructuring and related charges by segment were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Transportation Solutions	$145	$80	$135
Industrial Solutions	70	34	50
Communications Solutions	45	23	23
Restructuring charges, net	260	137	208
Plus: charges included in cost of sales(1)	—	16	—
Restructuring and related charges, net	$260	$153	$208
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning					Currency	End
	of Fiscal		Changes in	Cash	Non-Cash	Translation	of Fiscal
	Year	Charges	Estimate	Payments	Items	and Other	Year

	(in millions)
Fiscal 2023 Activity:
Fiscal 2023 Actions:
Employee severance	$—	$238	$—	$(50)	$—	$(1)	$187
Facility and other exit costs	—	3	—	(1)	—	—	2
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	—	247	—	(51)	(6)	(1)	189
Fiscal 2022 Actions:
Employee severance	108	7	(7)	(61)	—	5	52
Facility and other exit costs	1	7	2	(10)	—	—	—
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	109	17	(5)	(71)	(3)	5	52
Fiscal 2021 Actions:
Employee severance	49	—	1	(21)	—	4	33
Property, plant, and equipment	—	—	(6)	—	6	—	—
Total	49	—	(5)	(21)	6	4	33
Pre-Fiscal 2021 Actions:
Employee severance	63	6	(2)	(28)	—	3	42
Facility and other exit costs	7	—	4	(7)	—	—	4
Property, plant, and equipment	—	—	(2)	—	2	—	—
Total	70	6	—	(35)	2	3	46
Total fiscal 2023 activity	$228	$270	$(10)	$(178)	$(1)	$11	$320
Fiscal 2022 Activity:
Fiscal 2022 Actions:
Employee severance	$—	$126	$—	$(15)	$—	$(3)	$108
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment and other non-cash charges	—	33	—	—	(33)	—	—
Total	—	161	—	(16)	(33)	(3)	109
Fiscal 2021 Actions:
Employee severance	152	2	(8)	(83)	—	(14)	49
Facility and other exit costs	2	5	—	(7)	—	—	—
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	154	10	(8)	(90)	(3)	(14)	49
Pre-Fiscal 2021 Actions:
Employee severance	135	—	(17)	(41)	—	(14)	63
Facility and other exit costs	15	8	(2)	(13)	—	(1)	7
Property, plant, and equipment	—	4	(3)	—	(1)	—	—
Total	150	12	(22)	(54)	(1)	(15)	70
Total fiscal 2022 activity	$304	$183	$(30)	$(160)	$(37)	$(32)	$228
Fiscal 2021 Activity:
Fiscal 2021 Actions:
Employee severance	$—	$199	$(17)	$(26)	$—	$(4)	$152
Facility and other exit costs	—	4	—	(2)	—	—	2
Property, plant, and equipment	—	9	—	—	(9)	—	—
Total	—	212	(17)	(28)	(9)	(4)	154
Pre-Fiscal 2021 Actions:
Employee severance	273	5	(9)	(137)	—	3	135
Facility and other exit costs	12	13	—	(10)	—	—	15
Property, plant, and equipment	—	7	(3)	—	(4)	—	—
Total	285	25	(12)	(147)	(4)	3	150
Total fiscal 2021 activity	$285	$237	$(29)	$(175)	$(13)	$(1)	$304

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. In connection with this program, during fiscal 2023, we recorded restructuring charges of $247 million. We expect to complete all restructuring actions commenced during fiscal 2023 by the end of fiscal 2026 and to incur additional charges of approximately $33 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2023 program by segment as of fiscal year end 2023:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$164	$144	$20
Industrial Solutions	81	70	11
Communications Solutions	35	33	2
Total	$280	$247	$33

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. In connection with this program, during fiscal 2023 and 2022, we recorded net restructuring charges of $12 million and restructuring and related charges of $161 million, respectively. We expect additional charges related to fiscal 2022 actions to be insignificant.

Fiscal 2021 Actions

During fiscal 2021, we initiated a restructuring program across all segments to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during fiscal 2023, 2022, and 2021, we recorded net restructuring credits of $5 million, charges of $2 million, and charges of $195 million, respectively. We expect that any additional charges related to fiscal 2021 actions will be insignificant.

Pre-Fiscal 2021 Actions

During fiscal 2023, 2022, and 2021, we recorded net restructuring charges of $6 million, credits of $10 million, and charges of $13 million, respectively, related to pre-fiscal 2021 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2021 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2023	2022

	(in millions)
Accrued and other current liabilities	$240	$182
Other liabilities	80	46
Restructuring reserves	$320	$228

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Divestitures

During fiscal 2023, we sold three businesses for net cash proceeds of $48 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $9 million. The businesses sold were reported in our Industrial Solutions segment. Additionally, during fiscal 2023, we recorded a pre-tax impairment charge of $68 million in connection with a held for sale business in our Transportation Solutions segment.

We sold two businesses for net cash proceeds of $16 million and recognized a net pre-tax gain on sales of $10 million during fiscal 2022. The businesses sold were reported in our Transportation Solutions and Industrial Solutions segments. Additionally, during fiscal 2022, we recorded pre-tax impairment charges of $14 million in connection with held for sale businesses in our Industrial Solutions segment.

During fiscal 2021, we sold two businesses which were reported in our Industrial Solutions segment. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $21 million.

4. Acquisitions

During fiscal 2023, we acquired one business for a cash purchase price of $110 million, net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired, during fiscal 2022. The acquisitions were reported as part of our Communications Solutions segment from the date of acquisition.

During fiscal 2021, we acquired four businesses for a combined cash purchase price of $422 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition. During fiscal 2022, we finalized the purchase price allocation of certain fiscal 2021 acquisitions, which included the recognition of $25 million of cash acquired, and the associated goodwill was reduced. See Note 7 for additional information.

Pending Acquisition

In August 2023, we entered into a definitive agreement under which we agreed to launch a public tender offer to acquire all outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a fair value of approximately CHF 320 million (equivalent to approximately $350 million). The tender offer commenced in September 2023. As of November 10, 2023, the completion of the initial offer period, the offer has been accepted for approximately 89% of Schaffner’s outstanding shares. The offer is subject to customary closing conditions, including regulatory approvals, and is expected to be settled in the first quarter of fiscal 2024.

5. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2023	2022

	(in millions)
Raw materials	$367	$390
Work in progress	1,185	1,066
Finished goods	1,000	1,220
Inventories	$2,552	$2,676

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2023	2022

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$116	$106
Buildings and improvements	1,438	1,331
Machinery and equipment	8,311	7,727
Construction in process	625	609
	10,490	9,773
Accumulated depreciation	(6,736)	(6,206)
Property, plant, and equipment, net	$3,754	$3,567

Depreciation expense was $607 million, $593 million, and $576 million in fiscal 2023, 2022, and 2021, respectively.

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2021(1)	$1,549	$3,437	$604	$5,590
Acquisitions	—	—	141	141
Purchase price adjustments	—	(91)	—	(91)
Currency translation and other	(110)	(228)	(44)	(382)
Balance at fiscal year end 2022(1)	1,439	3,118	701	5,258
Acquisition	—	75	—	75
Currency translation and other	39	70	21	130
Balance at fiscal year end 2023(1)	$1,478	$3,263	$722	$5,463
(1)	At fiscal year end 2023, 2022, and 2021, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During fiscal 2023 and 2022, we recognized goodwill of $75 million and $141 million, respectively, in connection with new acquisitions. Also during fiscal 2022, we recognized purchase price adjustments in connection with prior year acquisitions, including two acquisitions that closed late in the fourth quarter of fiscal 2021. See Note 4 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2023 and determined that no impairment existed.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Intangible Assets, Net

Intangible assets consisted of the following:

	2023			2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,720	$(806)	$914	$1,642	$(687)	$955
Intellectual property	1,186	(938)	248	1,174	(852)	322
Other	19	(6)	13	16	(5)	11
Total	$2,925	$(1,750)	$1,175	$2,832	$(1,544)	$1,288

Intangible asset amortization expense was $187 million, $192 million, and $193 million for fiscal 2023, 2022, and 2021, respectively. At fiscal year end 2023, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2024	$165
Fiscal 2025	147
Fiscal 2026	142
Fiscal 2027	124
Fiscal 2028	92
Thereafter	505
Total	$1,175

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2023	2022

	(in millions)
Accrued payroll and employee benefits	$577	$535
Dividends payable to shareholders	368	356
Restructuring reserves	240	182
Income taxes payable	140	162
Lease liability	118	126
Deferred revenue	74	63
Share repurchase program payable	71	70
Interest payable	28	28
Other	602	603
Accrued and other current liabilities	$2,218	$2,125

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Debt

Debt was as follows:

	Fiscal Year End
	2023	2022

	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 5.50% and 3.45%, respectively	$330	$370
1.10% euro-denominated senior notes due 2023	—	538
3.45% senior notes due 2024	350	350
0.00% euro-denominated senior notes due 2025	582	538
4.50% senior notes due 2026	500	—
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
0.00% euro-denominated senior notes due 2029	582	538
2.50% senior notes due in 2032	600	600
7.125% senior notes due 2037	477	477
Other	75	83
	4,246	4,244
Unamortized discounts, premiums, and debt issuance costs, net	(35)	(38)
Total debt	$4,211	$4,206

During fiscal 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $500 million aggregate principal amount of 4.50% senior notes due in February 2026. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2023 or 2022.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2023, principal payments required for debt are as follows:

(in millions)
Fiscal 2024	$682
Fiscal 2025	584
Fiscal 2026	852
Fiscal 2027	402
Fiscal 2028	—
Thereafter	1,726
Total	$4,246

The fair value of our debt, based on indicative valuations, was approximately $3,974 million and $3,990 million at fiscal year end 2023 and 2022, respectively.

11. Leases

The components of lease cost were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Operating lease cost	$129	$131	$120
Variable lease cost	55	52	49
Total lease cost	$184	$183	$169

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2023	2022

	($ in millions)
Operating lease ROU assets:
Other assets	$390	$424
Operating lease liabilities:
Accrued and other current liabilities	$118	$126
Other liabilities	280	308
Total operating lease liabilities	$398	$434

Weighted-average remaining lease term (in years)	5.0	5.3
Weighted-average discount rate	3.0%	2.0%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$127	$122	$123

ROU assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	106	135	123
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2023, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2024	$118
Fiscal 2025	107
Fiscal 2026	71
Fiscal 2027	42
Fiscal 2028	30
Thereafter	64
Total lease payments	432
Less: interest	(34)
Present value of lease liabilities	$398

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2023, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $45 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

Guarantees

In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unidentified tax liabilities and legal fees related to periods prior to disposition. We do not expect that these uncertainties will have a material adverse effect on our results of operations, financial position, or cash flows.

At fiscal year end 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $198 million, including letters of credit of $29 million associated with our divesture of the Subsea Communications business. In addition, at fiscal year end 2023, we had $27 million of performance guarantees associated with that divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

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

During fiscal 2015, we entered into cross-currency swap contracts, which were designated as cash flow hedges, to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. As of fiscal year end 2022, all such cross-currency swap contracts had been terminated or matured and were settled; additionally, all related collateral positions were settled. During fiscal 2023, we did not enter into any cross-currency swap contracts and there were no amounts outstanding.

The impacts of our cross-currency swap contracts were as follows:

	Fiscal
	2022	2021

	(in millions)
Losses recorded in other comprehensive income (loss)	$(7)	$(6)
Gains (losses) excluded from the hedging relationship(1)	70	(6)
Gains reclassified from other comprehensive income (loss) into selling, general, and administrative expenses	2	—
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $1,709 million and $1,658 million at fiscal year end 2023 and 2022, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $3,806 million and $1,873 million at fiscal year end 2023 and 2022, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.6% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2027, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2023	2022

	(in millions)
Prepaid expenses and other current assets	$109	$55
Other assets	79	172
Accrued and other current liabilities	4	—
Other liabilities	10	—

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(162)	$516	$(12)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(29)	265	(22)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2022, we terminated forward starting interest rate swap contracts as a result of the issuance of our 2.50% senior notes due in 2032. During fiscal 2023, we did not enter into any forward starting interest rate swap contracts and there were no amounts outstanding.

The impacts of our forward starting interest rate swap contracts were as follows:

	Fiscal
	2022	2021

	(in millions)
Gains recorded in other comprehensive income (loss)	$13	$33

We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $459 million and $566 million at fiscal year end 2023 and 2022, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2023	2022

	(in millions)
Prepaid expenses and other current assets	$3	$2
Accrued and other current liabilities	21	77
Other liabilities	5	7

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impacts of our commodity swap contracts were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$31	$(86)	$58
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	(39)	22	92

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2023 and 2022.

14. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2023	2022	2021	2023	2022	2021

	($ in millions)
Operating expense:
Service cost	$29	$38	$48	$9	$8	$12
Other (income) expense:
Interest cost	60	32	30	38	26	30
Expected returns on plan assets	(48)	(55)	(57)	(38)	(47)	(52)
Amortization of net actuarial loss	6	24	32	4	3	9
Amortization of prior service credit	(4)	(5)	(6)	—	—	—
Settlement and curtailment losses (gains)	(2)	(3)	(2)	—	—	28 (1)
Net periodic pension benefit cost (credit)	$41	$31	$45	$13	$(10)	$27
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	3.80%	1.37%	1.13%	5.53%	2.84%	2.57%
Expected returns on plan assets	4.61%	3.77%	3.65%	6.60%	5.90%	5.60%
Rates of compensation increases	2.62%	2.53%	2.50%	—%	—%	—%
(1)	During fiscal 2021, we recognized a settlement charge of $28 million, which was recorded in net other income (expense) on the Consolidated Statement of Operations, in connection with the transfer of certain U.S. pension plan liabilities to an insurance company through the purchase of a group annuity contract.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2023	2022	2023	2022

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,502	$2,520	$717	$952
Service cost	29	38	9	8
Interest cost	60	32	38	26
Actuarial gains	(79)	(660)	(23)	(204)
Benefits and administrative expenses paid	(73)	(82)	(67)	(65)
Settlements and curtailments	(38)	(10)	—	—
Currency translation	105	(353)	—	—
Other	3	17	—	—
Benefit obligation at end of fiscal year	1,509	1,502	674	717

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	989	1,582	612	833
Actual returns on plan assets	(3)	(320)	20	(158)
Employer contributions	70	40	1	2
Benefits and administrative expenses paid	(73)	(82)	(67)	(65)
Settlements	(35)	(10)	—	—
Currency translation	54	(235)	—	—
Other	5	14	—	—
Fair value of plan assets at end of fiscal year	1,007	989	566	612
Funded status	$(502)	$(513)	$(108)	$(105)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$143	$92	$—	$—
Accrued and other current liabilities	(30)	(25)	(4)	(4)
Long-term pension and postretirement liabilities	(615)	(580)	(104)	(101)
Net amount recognized	$(502)	$(513)	$(108)	$(105)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(154)	$(176)	$(140)	$(149)
Prior service (cost) credit	9	16	—	(1)
Total	$(145)	$(160)	$(140)	$(150)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	4.13%	3.80%	6.04%	5.53%
Rates of compensation increases	2.68%	2.62%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2023	2022	2023	2022

	(in millions)
Current year net actuarial gain (loss) recorded in accumulated other comprehensive income (loss)	$16	$350	$5	$(1)
Amortization of net actuarial loss(1)	6	21	4	3
Current year prior service credit (cost) recorded in accumulated other comprehensive income (loss)	(1)	(5)	1	—
Amortization of prior service credit(1)	(6)	(5)	—	—
	$15	$361	$10	$2
(1)	Includes amounts reflected as settlement and curtailment losses (gains) in the above net periodic pension benefit cost (credit) table.

In fiscal 2022, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates, partially offset by unfavorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2021.

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

At fiscal year end 2023, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2023, our target asset allocation is 67% return-seeking and 33% liability-hedging.

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2023	2022	Target	2023	2022
Asset category:
Equity securities	32%	38%	22%	67%	50%	48%
Fixed income	35	36	63	33	50	52
Other	33	26	15	—	—	—
Total	100%	100%	100%	100%	100%	100%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $43 million and $27 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2024. We may also make voluntary contributions at our discretion.

At fiscal year end 2023, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2024	$88	64
Fiscal 2025	83	61
Fiscal 2026	83	61
Fiscal 2027	86	60
Fiscal 2028	93	59
Fiscal 2029-2033	511	276

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2023	2022	2023	2022

	(in millions)
Accumulated benefit obligation	$1,446	$1,434	$674	$717
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	643	598	674	717
Fair value of plan assets	42	43	566	612
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	742	689	674	717
Fair value of plan assets	91	84	566	612

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2023
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$185	$—	$185	$—	$153	$—	$153
Fixed income:
Commingled fixed income funds(2)	—	559	—	559	—	252	—	252
Other(3)	—	167	—	167	—	14	—	14
Subtotal	$—	$911	$—	911	$—	$419	$—	419
Items to reconcile to fair value of plan assets(4)				96				147
Fair value of plan assets				$1,007				$566

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year End 2022
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$159	$—	$159	$—	$161	$—	$161
Fixed income:
Commingled fixed income funds(2)	—	540	—	540	—	306	—	306
Other(3)	—	141	—	141	—	14	—	14
Subtotal	$—	$840	$—	840	$—	$481	$—	481
Items to reconcile to fair value of plan assets(4)				149				131
Fair value of plan assets				$989				$612
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Commingled fixed income funds are pooled investments in multiple fixed income-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(3)	Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2). Real estate investments include investments in commingled real estate funds and are valued at net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).
(4)	Items to reconcile to fair value of plan assets include certain investments containing no significant redemption restrictions that were measured at net asset value (“NAV”) using the NAV practical expedient available in ASC 820 and amounts receivable or payable for unsettled transactions and cash balances, both of which are considered to be carried at book value.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $56 million, $59 million, and $60 million for fiscal 2023, 2022, and 2021, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record-keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2023 and 2022, total deferred compensation liabilities were $236 million and $206 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $11 million and $13 million at fiscal year end 2023 and 2022, respectively, and the underfunded status of the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2023, 2022, and 2021 was not significant.

15. Income Taxes

Income Tax Expense

Significant components of the income tax expense were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Current income tax expense (benefit):
U.S. Federal	$23	$20	$3
U.S. State	—	(19)	12
Non-U.S.	418	452	462
	441	453	477
Deferred income tax expense (benefit):
U.S. Federal	(90)	(90)	(24)
U.S. State	(6)	—	(15)
Non-U.S.	19	(57)	(315)
	(77)	(147)	(354)
Income tax expense	$364	$306	$123

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
U.S.	$(137)	$(4)	$(336)
Non-U.S.	2,405	2,737	2,714
Income from continuing operations before income taxes	$2,268	$2,733	$2,378

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense was as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$476	$574	$499
Adjustments to reconcile to the income tax expense:
U.S. state income tax benefit, net	(5)	(15)	(2)
Tax law changes	(1)	21	12
Tax credits	(13)	(13)	(13)
Non-U.S. net earnings(2)	(58)	(105)	(71)
Change in accrued income tax liabilities	47	(14)	37
Valuation allowance	(47)	(37)	(353)
Legal entity restructurings and intercompany transactions	(1)	(123)	19
Divestitures	(17)	—	—
Excess tax benefits from share-based payments	(6)	(15)	(21)
Other	(11)	33	16
Income tax expense	$364	$306	$123
(1)	The U.S. federal statutory rate was 21% for fiscal 2023, 2022, and 2021.
(2)	Excludes items which are separately presented.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax expense for fiscal 2023 included a $49 million income tax benefit related to a decrease in the valuation allowance for certain U.S. tax loss and credit carryforwards.

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

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2023	2022

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$387	$317
Tax loss and credit carryforwards	8,547	8,288
Inventories	78	62
Intangible assets	519	563
Pension and postretirement benefits	70	71
Deferred revenue	10	1
Interest	468	406
Lease liabilities	84	81
Other	15	2
Gross deferred tax assets	10,178	9,791
Valuation allowance	(7,416)	(7,112)
Deferred tax assets, net of valuation allowance	2,762	2,679

Deferred tax liabilities:
Property, plant, and equipment	(96)	(101)
Write-down of investments in subsidiaries	(95)	(125)
Lease ROU assets	(82)	(79)
Other	(74)	(120)
Total deferred tax liabilities	(347)	(425)

Net deferred tax assets	$2,415	$2,254

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our tax loss and credit carryforwards (tax effected) at fiscal year end 2023 were as follows:

	Expiration Period
		Fiscal 2029
	Through	Through	No
	Fiscal 2028	Fiscal 2043	Expiration	Total

	(in millions)
U.S. Federal:
Net operating loss carryforwards	$166	$238	$56	$460
Tax credit carryforwards	56	109	—	165
U.S. State:
Net operating loss carryforwards	31	17	5	53
Tax credit carryforwards	8	—	5	13
Non-U.S.:
Net operating loss carryforwards	121	6,321	1,374	7,816
Tax credit carryforwards	—	—	1	1
Capital loss carryforwards	2	—	37	39
Total tax loss and credit carryforwards	$384	$6,685	$1,478	$8,547

The valuation allowance for deferred tax assets of $7,416 million and $7,112 million at fiscal year end 2023 and 2022, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. During fiscal 2023, we completed tax returns for certain non-U.S. entities which resulted in the recognition of additional deferred tax assets for tax loss carryforwards of $313 million. As we do not expect these subsidiaries to generate sufficient future taxable income to realize the deferred tax assets, we recognized a corresponding increase to the valuation allowance. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2023, certain subsidiaries had approximately $38.0 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2023, we had approximately $2.6 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2023	2022	2021

	(in millions)
Balance at beginning of fiscal year	$287	$359	$414
Additions for tax positions related to prior years	78	10	14
Reductions for tax positions related to prior years	(1)	(17)	(77)
Additions for tax positions related to the current year	107	37	50
Current year acquisitions	1	—	4
Settlements	(2)	(2)	(9)
Reductions due to lapse of applicable statutes of limitations	(16)	(100)	(37)
Balance at end of fiscal year	$454	$287	$359

The total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate were $327 million, $272 million, and $378 million at fiscal year end 2023, 2022, and 2021, respectively.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2023 and 2022, we had $65 million and $54 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2023, 2022, and 2021, we recognized income tax expense of $11 million, $3 million, and $12 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of fiscal year end 2023, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2018 through 2023
China	2013 through 2023
Czech Republic	2017 through 2023
France	2020 through 2023
Germany	2012 through 2023
Hong Kong	2017 through 2023
India	2012 through 2023
Ireland	2018 through 2023
Italy	2017 through 2023
Japan	2017 through 2023
Luxembourg	2018 through 2023
Mexico	2018 through 2023
Singapore	2017 through 2023
South Korea	2018 through 2023
Spain	2019 through 2023
Switzerland	2018 through 2023
Thailand	2021 through 2023
United Kingdom	2021 through 2023
U.S.—federal	2020 through 2023

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

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2023.

16. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Basic	315	323	330
Dilutive impact of share-based compensation arrangements	2	2	3
Diluted	317	325	333

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	Fiscal
	2023	2022	2021

	(in millions)
Antidilutive share options	1	1	—

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Shareholders’ Equity and Redeemable Noncontrolling Interest

Common Shares

We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations. The par value of our common shares is stated in Swiss francs (“CHF”); however, we use the U.S. dollar as our reporting currency on the Consolidated Financial Statements.

Subject to certain conditions specified in our articles of association, we are authorized to increase our conditional share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. As part of the Swiss corporate law reform, effective as of January 1, 2023, the concept of a capital band was introduced. Under a capital band, the articles of association may authorize the board of directors for a maximum period of five years to increase the ordinary share capital registered in the commercial register to a maximum of 150% and/or reduce it to a minimum of 50% of the share capital existing at the time of the introduction of the capital band. In March 2023, our shareholders approved, for a period of one year ending March 15, 2024, our board of directors’ authorization to issue additional new shares to a maximum of 120% and/or reduce shares to a minimum of 80% of the existing share capital, subject to certain conditions specified in our articles of association.

Common Shares Held in Treasury

At fiscal year end 2023, approximately 10 million common shares were held in treasury, of which 4 million were owned by one of our subsidiaries. At fiscal year end 2022, approximately 13 million common shares were held in treasury, of which 5 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

In fiscal 2023, 2022, and 2021, our shareholders approved the cancellation of eight and a half million, five million, and three million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period, filing with the commercial register in Switzerland, and other requirements.

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

Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2023 and 2022, Swiss Contributed Surplus was CHF 3,562 million and CHF 4,239 million, respectively (equivalent to $2,454 million and $3,191 million, respectively).

Dividends

We paid cash dividends to shareholders of $2.30, $2.12, and $1.96 per share in fiscal 2023, 2022, and 2021, respectively.

Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Timing
March 2020	$1.92, payable in four quarterly installments of $0.48	Third quarter of fiscal 2020 Fourth quarter of fiscal 2020 First quarter of fiscal 2021 Second quarter of fiscal 2021
March 2021	$2.00, payable in four quarterly installments of $0.50	Third quarter of fiscal 2021 Fourth quarter of fiscal 2021 First quarter of fiscal 2022 Second quarter of fiscal 2022
March 2022	$2.24, payable in four quarterly installments of $0.56	Third quarter of fiscal 2022 Fourth quarter of fiscal 2022 First quarter of fiscal 2023 Second quarter of fiscal 2023
March 2023	$2.36, payable in four quarterly installments of $0.59	Third quarter of fiscal 2023 Fourth quarter of fiscal 2023 First quarter of fiscal 2024 Second quarter of fiscal 2024

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At fiscal year end 2023 and 2022, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $368 million and $356 million, respectively.

Share Repurchase Program

In fiscal 2022, our board of directors authorized increases of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Number of common shares repurchased	8	10	7
Repurchase value	$946	$1,409	$904

At fiscal year end 2023, we had $735 million of availability remaining under our share repurchase authorization.

Redeemable Noncontrolling Interest

We own 72% of our First Sensor AG (“First Sensor”) subsidiary. The noncontrolling interest holders can elect either (1) to remain First Sensor shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. As the exercise of the put right by First Sensor noncontrolling interest shareholders is not within our control, our First Sensor noncontrolling interest balance is recorded as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheets as of fiscal year end 2023 and 2022.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrecognized	Gains (Losses)	Accumulated
	Currency	Pension and	on Cash	Other
	Translation	Postretirement	Flow	Comprehensive
	Adjustments(1)	Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2020	$172	$(613)	$(4)	$(445)
Other comprehensive income (loss), net of tax:
Other comprehensive income before reclassifications	144	120	84	348
Amounts reclassified from accumulated other comprehensive income (loss)	—	62	(92)	(30)
Income tax (expense) benefit	—	(44)	5	(39)
Other comprehensive income (loss), net of tax	144	138	(3)	279
Less: other comprehensive income attributable to noncontrolling interests	(2)	—	—	(2)
Balance at fiscal year end 2021	$314	$(475)	$(7)	$(168)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(510)	344	(76)	(242)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	(26)	(7)
Income tax (expense) benefit	—	(104)	7	(97)
Other comprehensive income (loss), net of tax	(510)	259	(95)	(346)
Less: other comprehensive loss attributable to noncontrolling interests	19	—	—	19
Balance at fiscal year end 2022	$(177)	$(216)	$(102)	$(495)
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	251	21	31	303
Amounts reclassified from accumulated other comprehensive income (loss)	10	4	38	52
Income tax expense	—	(5)	(4)	(9)
Other comprehensive income, net of tax	261	20	65	346
Less: other comprehensive income attributable to noncontrolling interests	(9)	—	—	(9)
Balance at fiscal year end 2023	$75	$(196)	$(37)	$(158)
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.

19. Share Plans

Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2023, the 2007 Plan provided for a maximum of 70 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. A total of 8 million shares remained available for issuance under the 2007 Plan as of fiscal year end 2023.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation Expense

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Share-based compensation expense	$123	$119	$94

We recognized a related tax benefit associated with our share-based compensation arrangements of $25 million, $24 million, and $19 million in fiscal 2023, 2022, and 2021, respectively.

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

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2022	1,420,606	$123.25
Granted	699,297	124.92
Vested	(512,210)	105.97
Forfeited	(128,418)	130.21
Nonvested at fiscal year end 2023	1,479,275	$129.48

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2023, 2022, and 2021 was $124.92, $150.99, and $112.54, respectively.

The total fair value of restricted share awards that vested during fiscal 2023, 2022, and 2021 was $54 million, $44 million, and $43 million, respectively.

As of fiscal year end 2023, there was $87 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2022	469,433	$114.88
Granted	205,266	120.06
Vested	(185,091)	90.31
Forfeited	(18,264)	123.87
Outstanding at fiscal year end 2023	471,344	$126.44

The weighted-average grant-date fair value of performance share awards granted during fiscal 2023, 2022, and 2021 was $120.06, $157.56, and $105.86, respectively.

The total fair value of performance share awards that vested during fiscal 2023, 2022, and 2021 was $17 million, $12 million, and $10 million, respectively.

As of fiscal year end 2023, there was $19 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.1 years.

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

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2022	5,351,354	$100.21
Granted	935,500	124.56
Exercised	(524,778)	77.80
Forfeited	(143,427)	124.60
Outstanding at fiscal year end 2023	5,618,649	$105.73	6.3	$127
Vested and expected to vest at fiscal year end 2023	5,530,138	$105.36	6.2	$127
Exercisable at fiscal year end 2023	3,288,569	$92.31	5.1	$109

The weighted-average exercise price of share option awards granted during fiscal 2023, 2022, and 2021 was $124.56, $157.02, and $106.52, respectively.

The total intrinsic value of options exercised during fiscal 2023, 2022, and 2021 was $30 million, $49 million, and $49 million, respectively. We received cash related to the exercise of options of $43 million, $54 million, and $167 million in fiscal 2023, 2022, and 2021, respectively.

As of fiscal year end 2023, there was $29 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.4 years.

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2023	2022	2021
Weighted-average grant-date fair value	$35.90	$37.51	$22.21

Assumptions:
Expected share price volatility	31%	29%	28%
Risk-free interest rate	4.0%	1.2%	0.5%
Expected annual dividend per share	$2.24	$2.00	$1.92
Expected life of options (in years)	5.1	5.1	5.4

20. Segment and Geographic Data

Effective for fiscal 2023, we realigned certain product lines from the Industrial Solutions segment to the Communications Solutions segment. We continue to operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. See Note 1 for a description of the segments in which we operate. The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure. As a result of the realignment, $30 million of net sales and $13 million of operating income for fiscal 2022 were reflected in the Communications Solutions segment.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales by segment and industry end market(1) were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Transportation Solutions:
Automotive	$6,951	$6,527	$6,379
Commercial transportation	1,525	1,582	1,467
Sensors	1,112	1,110	1,128
Total Transportation Solutions	9,588	9,219	8,974
Industrial Solutions:
Industrial equipment	1,706	1,904	1,397
Aerospace, defense, and marine	1,178	1,087	1,035
Energy	883	804	738
Medical	784	695	674
Total Industrial Solutions	4,551	4,490	3,844
Communications Solutions:
Data and devices	1,162	1,606	1,198
Appliances	733	966	907
Total Communications Solutions	1,895	2,572	2,105
Total	$16,034	$16,281	$14,923
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region and segment were as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$3,848	$3,490	$3,570
Industrial Solutions	2,046	1,862	1,586
Communications Solutions	314	355	315
Total EMEA	6,208	5,707	5,471
Asia–Pacific:
Transportation Solutions	3,439	3,537	3,466
Industrial Solutions	732	827	703
Communications Solutions	985	1,407	1,205
Total Asia–Pacific	5,156	5,771	5,374
Americas:
Transportation Solutions	2,301	2,192	1,938
Industrial Solutions	1,773	1,801	1,555
Communications Solutions	596	810	585
Total Americas	4,670	4,803	4,078
Total	$16,034	$16,281	$14,923

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating income by segment was as follows:

	Fiscal
	2023	2022	2021

	(in millions)
Transportation Solutions	$1,451	$1,534	$1,526
Industrial Solutions	602	607	469
Communications Solutions	251	615	439
Total	$2,304	$2,756	$2,434

No single customer accounted for a significant amount of our net sales in fiscal 2023, 2022, or 2021.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Depreciation and amortization and capital expenditures were as follows:

	Depreciation and
	Amortization			Capital Expenditures
	Fiscal			Fiscal
	2023	2022	2021	2023	2022	2021

	(in millions)
Transportation Solutions	$484	$505	$512	$468	$483	$487
Industrial Solutions	210	194	189	171	153	121
Communications Solutions	100	86	68	93	132	82
Total	$794	$785	$769	$732	$768	$690

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2023	2022	2021

	(in millions)
Transportation Solutions	$5,678	$5,530	$5,791
Industrial Solutions	2,623	2,428	2,275
Communications Solutions	972	1,150	1,151
Total segment assets(1)	9,273	9,108	9,217
Other current assets	2,373	1,727	1,824
Other non-current assets	10,066	9,947	10,421
Total assets	$21,712	$20,782	$21,462
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2023	2022	2021	2023	2022	2021

	(in millions)
EMEA:
Switzerland	$4,111	$3,709	$3,616	$6	$16	$41
Germany	405	561	417	637	597	599
Other EMEA	1,692	1,437	1,438	965	821	937
Total EMEA	6,208	5,707	5,471	1,608	1,434	1,577
Asia–Pacific:
China	3,182	3,589	3,297	794	779	755
Other Asia–Pacific	1,974	2,182	2,077	294	296	377
Total Asia–Pacific	5,156	5,771	5,374	1,088	1,075	1,132
Americas:
U.S.	4,107	4,280	3,615	933	947	960
Other Americas	563	523	463	125	111	109
Total Americas	4,670	4,803	4,078	1,058	1,058	1,069
Total	$16,034	$16,281	$14,923	$3,754	$3,567	$3,778
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 29, 2023, September 30, 2022, and September 24, 2021

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2023:
Allowance for doubtful accounts receivable	$45	(1)	—	(14)	$30
Valuation allowance on deferred tax assets	7,112	406	—	(102)	7,416

Fiscal 2022:
Allowance for doubtful accounts receivable	$41	$15	$(7)	$(4)	$45
Valuation allowance on deferred tax assets	2,729	4,463	—	(80)	7,112

Fiscal 2021:
Allowance for doubtful accounts receivable	$29	$15	$1	$(4)	$41
Valuation allowance on deferred tax assets	4,429	31	—	(1,731)	2,729