Form 10-Q
period 2023-12-29
TE Connectivity Ltd.
filed 2024-01-26
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2023
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

The number of common shares outstanding as of January 19, 2024 was 308,798,987.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions, except per share data)
Net sales	$3,831	$3,841
Cost of sales	2,507	2,654
Gross margin	1,324	1,187
Selling, general, and administrative expenses	424	392
Research, development, and engineering expenses	173	173
Acquisition and integration costs	8	9
Restructuring and other charges, net	21	111
Operating income	698	502
Interest income	22	9
Interest expense	(18)	(21)
Other expense, net	(3)	(5)
Income from continuing operations before income taxes	699	485
Income tax (expense) benefit	1,105	(87)
Income from continuing operations	1,804	398
Loss from discontinued operations, net of income taxes	(1)	(1)
Net income	$1,803	$397

Basic earnings per share:
Income from continuing operations	$5.80	$1.26
Loss from discontinued operations	—	—
Net income	5.80	1.25

Diluted earnings per share:
Income from continuing operations	$5.76	$1.25
Loss from discontinued operations	—	—
Net income	5.76	1.24

Weighted-average number of shares outstanding:
Basic	311	317
Diluted	313	319

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Net income	$1,803	$397
Other comprehensive income:
Currency translation	163	305
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(18)	2
Gains on cash flow hedges, net of income taxes	28	69
Other comprehensive income	173	376
Comprehensive income	1,976	773
Less: comprehensive income attributable to noncontrolling interests	(4)	(9)
Comprehensive income attributable to TE Connectivity Ltd.	$1,972	$764

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 29,	September 29,
	2023	2023

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,170	$1,661
Accounts receivable, net of allowance for doubtful accounts of $37 and $30, respectively	2,828	2,967
Inventories	2,783	2,552
Prepaid expenses and other current assets	660	712
Total current assets	7,441	7,892
Property, plant, and equipment, net	3,854	3,754
Goodwill	5,836	5,463
Intangible assets, net	1,278	1,175
Deferred income taxes	3,852	2,600
Other assets	810	828
Total assets	$23,071	$21,712
Liabilities, redeemable noncontrolling interests, and equity
Current liabilities:
Short-term debt	$613	$682
Accounts payable	1,690	1,563
Accrued and other current liabilities	1,708	2,218
Total current liabilities	4,011	4,463
Long-term debt	3,585	3,529
Long-term pension and postretirement liabilities	744	728
Deferred income taxes	188	185
Income taxes	380	365
Other liabilities	914	787
Total liabilities	9,822	10,057
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	108	104
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, CHF 0.57 par value, 322,470,281 shares authorized and issued	142	142
Accumulated earnings	14,678	12,947
Treasury shares, at cost, 13,050,787 and 10,487,742 shares, respectively	(1,695)	(1,380)
Accumulated other comprehensive income (loss)	11	(158)
Total TE Connectivity Ltd. shareholders' equity	13,136	11,551
Noncontrolling interests	5	—
Total equity	13,141	11,551
Total liabilities, redeemable noncontrolling interests, and equity	$23,071	$21,712

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended December 29, 2023
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Interests	Equity

	(in millions)
Balance at September 29, 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551	$—	$11,551
Acquisition	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	1,803	—	1,803	—	1,803
Other comprehensive income	—	—	—	—	—	—	169	169	—	169
Share-based compensation expense	—	—	—	—	34	—	—	34	—	34
Exercise of share options	—	—	—	11	—	—	—	11	—	11
Restricted share award vestings and other activity	—	—	—	94	(34)	(72)	—	(12)	—	(12)
Repurchase of common shares	—	—	(3)	(420)	—	—	—	(420)	—	(420)
Balance at December 29, 2023	322	$142	(13)	$(1,695)	$—	$14,678	$11	$13,136	$5	$13,141

	For the Quarter Ended December 30, 2022
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 30, 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802	$—	$10,802
Net income	—	—	—	—	—	397	—	397	—	397
Other comprehensive income	—	—	—	—	—	—	367	367	—	367
Share-based compensation expense	—	—	—	—	32	—	—	32	—	32
Exercise of share options	—	—	—	11	—	—	—	11	—	11
Restricted share award vestings and other activity	—	—	1	49	(32)	(29)	—	(12)	—	(12)
Repurchase of common shares	—	—	(2)	(233)	—	—	—	(233)	—	(233)
Balance at December 30, 2022	331	$146	(14)	$(1,854)	$—	$13,200	$(128)	$11,364	$—	$11,364

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$1,803	$397
Loss from discontinued operations, net of income taxes	1	1
Income from continuing operations	1,804	398
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	194	187
Deferred income taxes	(1,217)	(35)
Non-cash lease cost	34	34
Provision for losses on accounts receivable and inventories	42	51
Share-based compensation expense	34	32
Other	40	49
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	127	(54)
Inventories	(282)	(324)
Prepaid expenses and other current assets	(48)	(86)
Accounts payable	128	149
Accrued and other current liabilities	(239)	(39)
Income taxes	12	25
Other	90	194
Net cash provided by operating activities	719	581
Cash flows from investing activities:
Capital expenditures	(151)	(183)
Proceeds from sale of property, plant, and equipment	2	1
Acquisition of businesses, net of cash acquired	(349)	(109)
Proceeds from divestiture of business, net of cash retained by business sold	38	—
Other	(8)	26
Net cash used in investing activities	(468)	(265)
Cash flows from financing activities:
Net decrease in commercial paper	(69)	(139)
Repayment of debt	(1)	(4)
Proceeds from exercise of share options	11	11
Repurchase of common shares	(476)	(287)
Payment of common share dividends to shareholders	(183)	(178)
Other	(27)	(24)
Net cash used in financing activities	(745)	(621)
Effect of currency translation on cash	3	10
Net decrease in cash, cash equivalents, and restricted cash	(491)	(295)
Cash, cash equivalents, and restricted cash at beginning of period	1,661	1,088
Cash, cash equivalents, and restricted cash at end of period	$1,170	$793

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

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2024 and fiscal 2023 are to our fiscal years ending September 27, 2024 and ended September 29, 2023, respectively.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for our fiscal 2025 Annual Report and subsequent interim periods; however, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements. We are currently assessing the impact that adoption will have on our Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures related primarily to the rate reconciliation and income taxes paid information. The amendments are effective for us in fiscal 2026; however, early adoption is permitted. We are currently assessing the impact that adoption will have on our Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncement

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50)—Disclosure of Supplier Finance Program Obligations, to enhance transparency and introduce new disclosures related to an entity’s use of supplier finance programs in connection with the purchase of goods and services. The ASU requires us, as a buyer in a supplier finance program, to disclose the key terms of the program, the amount of obligations outstanding, the balance sheet presentation of such amounts, and a rollforward of the obligation activity during the annual period. We adopted this update in the first quarter of fiscal 2024. Adoption did not have a material impact on our Condensed Consolidated Financial Statements. See Note 9 for additional information regarding our supply chain finance program.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Restructuring charges, net	$9	$104
Loss on divestiture and impairment of held for sale business	11	6
Other charges, net	1	1
Restructuring and other charges, net	$21	$111

Restructuring Charges, Net

Net restructuring and charges by segment were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Transportation Solutions	$2	$74
Industrial Solutions	6	6
Communications Solutions	1	24
Restructuring charges, net	$9	$104

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 29,		Changes in	Cash	Non-Cash	Currency	December 29,
	2023	Charges	Estimate	Payments	Items	Translation	2023

	(in millions)
Fiscal 2024 Actions:
Employee severance	$—	$5	$—	$—	$—	$—	$5
Fiscal 2023 Actions:
Employee severance	187	—	(8)	(20)	—	8	167
Facility and other exit costs	2	1	—	(3)	—	—	—
Property, plant, and equipment	—	4	—	—	(4)	—	—
Total	189	5	(8)	(23)	(4)	8	167
Pre-Fiscal 2023 Actions:
Employee severance	127	—	5	(23)	—	4	113
Facility and other exit costs	4	2	—	(2)	—	—	4
Total	131	2	5	(25)	—	4	117
Total Activity	$320	$12	$(3)	$(48)	$(4)	$12	$289

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. During the quarter ended December 29, 2023, we recorded restructuring charges of $5 million in connection with this program. We expect to complete all restructuring actions commenced during the quarter ended December 29, 2023 by the end of fiscal 2025, and we expect additional charges related to actions commenced during the quarter ended December 29, 2023 will be insignificant.

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. In connection with this program, during the quarters ended December 29, 2023 and December 30, 2022, we recorded net restructuring credits of $3 million and charges of $105 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2023 by the end of fiscal 2025, and to incur additional charges of approximately $24 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2023 program by segment as of December 29, 2023:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$153	$138	$15
Industrial Solutions	80	73	7
Communications Solutions	35	33	2
Total	$268	$244	$24

Pre-Fiscal 2023 Actions

During the quarters ended December 29, 2023 and December 30, 2022, we recorded net restructuring charges of $7 million and credits of $1 million, respectively, related to pre-fiscal 2023 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2023 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 29,	September 29,
	2023	2023

	(in millions)
Accrued and other current liabilities	$204	$240
Other liabilities	85	80
Restructuring reserves	$289	$320

Divestiture

During the quarter ended December 29, 2023, we sold one business for net cash proceeds of $38 million. In connection with the divestiture, we recorded a pre-tax loss on sale of $11 million. The business sold was reported in our Transportation Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

3. Acquisitions

During the quarter ended December 29, 2023, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 302 million (equivalent to $349 million), net of cash acquired. As a result of the transaction, we recognized a noncontrolling interest with a fair value of $5 million as of the acquisition date. Due to the timing of the transaction, which was reported as part of our Industrial Solutions segment, we preliminarily allocated the purchase price to goodwill and identifiable intangible assets. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant. We intend to initiate a squeeze-out procedure and delist the remaining Schaffner shares from SIX Swiss Exchange during fiscal 2024.

We acquired one business for a cash purchase price of $109 million, net of cash acquired, during the quarter ended December 30, 2022. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	December 29,	September 29,
	2023	2023

	(in millions)
Raw materials	$394	$367
Work in progress	1,284	1,185
Finished goods	1,105	1,000
Inventories	$2,783	$2,552

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 29, 2023(1)	$1,478	$3,263	$722	$5,463
Acquisition	—	257	—	257
Currency translation and other	29	71	16	116
December 29, 2023(1)	$1,507	$3,591	$738	$5,836
(1)	At December 29, 2023 and September 29, 2023, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the quarter ended December 29, 2023, we recognized goodwill in the Industrial Solutions segment in connection with an acquisition. See Note 3 for additional information regarding acquisitions.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

6. Intangible Assets, Net

Intangible assets consisted of the following:

	December 29, 2023			September 29, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,876	$(856)	$1,020	$1,720	$(806)	$914
Intellectual property	1,129	(884)	245	1,186	(938)	248
Other	19	(6)	13	19	(6)	13
Total	$3,024	$(1,746)	$1,278	$2,925	$(1,750)	$1,175

Intangible asset amortization expense was $42 million and $46 million for the quarters ended December 29, 2023 and December 30, 2022, respectively.

At December 29, 2023, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2024	$128
Fiscal 2025	161
Fiscal 2026	154
Fiscal 2027	135
Fiscal 2028	102
Fiscal 2029	95
Thereafter	503
Total	$1,278

7. Debt

As of December 29, 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $261 million of commercial paper outstanding at a weighted-average interest rate of 5.50%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at September 29, 2023.

The fair value of our debt, based on indicative valuations, was approximately $4,103 million and $3,974 million at December 29, 2023 and September 29, 2023, respectively.

8. Leases

The components of lease cost were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Operating lease cost	$34	$34
Variable lease cost	12	12
Total lease cost	$46	$46

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$34	$32

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	70	35
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 29, 2023, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $44 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At December 29, 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $196 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of December 29, 2023, we had $26 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $122 million and $109 million at December 29, 2023 and September 29, 2023, respectively.

10. Financial Instruments

Foreign Currency Exchange Rate Risk

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,792 million and $1,709 million at December 29, 2023 and September 29, 2023, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $3,599 million and $3,806 million at December 29, 2023 and September 29, 2023, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.6% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2028, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 29,	September 29,
	2023	2023

	(in millions)
Prepaid expenses and other current assets	$60	$109
Other assets	35	79
Accrued and other current liabilities	9	4
Other liabilities	59	10

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Foreign currency exchange losses on intercompany loans and external borrowings(1)	$(107)	$(165)
Losses on cross-currency swap contracts designated as hedges of net investment(1)	(125)	(137)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $431 million and $459 million at December 29, 2023 and September 29, 2023, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 29,	September 29,
	2023	2023

	(in millions)
Prepaid expenses and other current assets	$11	$3
Accrued and other current liabilities	6	21
Other liabilities	1	5

The impacts of our commodity swap contracts were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Gains recorded in other comprehensive income (loss)	$26	$47
Losses reclassified from accumulated other comprehensive income (loss) into cost of sales	(4)	(29)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2023	2022	2023	2022

	(in millions)
Operating expense:
Service cost	$7	$7	$2	$2
Other (income) expense:
Interest cost	15	14	10	9
Expected returns on plan assets	(12)	(11)	(10)	(9)
Amortization of net actuarial loss	1	1	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$10	$10	$3	$3

During the quarter ended December 29, 2023, we contributed $12 million to our non-U.S. pension plans.

12. Income Taxes

We recorded an income tax benefit of $1,105 million and expense of $87 million for the quarters ended December 29, 2023 and December 30, 2022, respectively. The income tax benefit for the quarter ended December 29, 2023 included an $874 million net income tax benefit associated with a ten-year tax credit obtained by a Swiss subsidiary and a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland. In addition, the income tax benefit for the quarter ended December 29, 2023 included a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of December 29, 2023, approximately $30 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 29, 2023.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Basic	311	317
Dilutive impact of share-based compensation arrangements	2	2
Diluted	313	319

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Antidilutive share options	2	2

14. Equity

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022
Dividends paid per common share	$0.59	$0.56

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to equity. At December 29, 2023 and September 29, 2023, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $183 million and $368 million, respectively.

Share Repurchase Program

During the quarter ended December 29, 2023, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Number of common shares repurchased	3	2
Repurchase value	$420	$233

At December 29, 2023, we had $1.8 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Share-based compensation expense	$34	$32

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As of December 29, 2023, there was $211 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During the quarter ended December 29, 2023, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.9	$39.77
Restricted share awards	0.4	131.77
Performance share awards	0.2	131.77

As of December 29, 2023, we had six million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of December 12, 2023.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	31%
Risk-free interest rate	4.6%
Expected annual dividend per share	$2.36
Expected life of options (in years)	5.3

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Transportation Solutions:
Automotive	$1,776	$1,649
Commercial transportation	356	348
Sensors	241	262
Total Transportation Solutions	2,373	2,259
Industrial Solutions:
Industrial equipment	330	434
Aerospace, defense, and marine	290	264
Energy	205	189
Medical	200	173
Total Industrial Solutions	1,025	1,060
Communications Solutions:
Data and devices	279	329
Appliances	154	193
Total Communications Solutions	433	522
Total	$3,831	$3,841
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$867	$812
Industrial Solutions	477	444
Communications Solutions	67	70
Total EMEA	1,411	1,326
Asia–Pacific:
Transportation Solutions	1,012	924
Industrial Solutions	147	189
Communications Solutions	220	294
Total Asia–Pacific	1,379	1,407
Americas:
Transportation Solutions	494	523
Industrial Solutions	401	427
Communications Solutions	146	158
Total Americas	1,041	1,108
Total	$3,831	$3,841
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	December 29,	December 30,
	2023	2022

	(in millions)
Transportation Solutions	$478	$282
Industrial Solutions	141	156
Communications Solutions	79	64
Total	$698	$502

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

Overview

TE Connectivity Ltd. (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, renewable energy, automated factories, data centers, medical technology, and more.

Summary of Performance

●	Our net sales were essentially flat in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 with declines in the Communications Solutions and Industrial Solutions segments offset by sales growth in the Transportation Solutions segment. On an organic basis, our net sales decreased 0.7% during the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 5.0% in the first quarter of fiscal 2024 due primarily to sales increases in the automotive end market.
●	Industrial Solutions—Our net sales decreased 3.3% in the first quarter of fiscal 2024 as a result of sales declines in the industrial equipment end market, partially offset by sales increases in the medical; the aerospace, defense, and marine; and the energy end markets.
●	Communications Solutions—Our net sales decreased 17.0% in the first quarter of fiscal 2024 due to sales declines in both the data and devices and the appliances end markets.
●	Net cash provided by operating activities was $719 million in the first quarter of fiscal 2024.

Economic Conditions

Our business and operating results have been and will continue to be affected by worldwide economic conditions. The global economy has been impacted in recent years by supply chain disruptions and inflationary cost pressures as well as military conflict in certain parts of the world and the COVID-19 pandemic. We are monitoring the current environment and its potential effects on our customers and the end markets we serve.

In recent years, we have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to mitigate increased costs and supply chain disruptions through productivity or price increases which were initiated in prior years. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

We continue to monitor military conflict in certain parts of the world as well as escalating tensions in surrounding countries and associated sanctions. These did not have a significant impact on our business, financial condition, or results of operations during fiscal 2023 or the first quarter of fiscal 2024.

The COVID-19 pandemic had a global impact and resulted in business slowdowns or shutdowns, including systemic disruptions of global supply chains. The pandemic impacted certain aspects of our business, including certain of our operations in China in early fiscal 2023; however, we do not expect the pandemic to have a significant impact on our businesses globally in fiscal 2024.

Outlook

In the second quarter of fiscal 2024, we expect our net sales to be approximately $3.95 billion as compared to $4.16 billion in the second quarter of fiscal 2023, with sales declines in all segments. As compared to the first quarter of fiscal 2024, we expect net sales in the second quarter of fiscal 2024 to increase with sales growth in the Industrial Solutions segment partially offset by a slight decline in the Transportation Solutions segment. We expect diluted earnings per share from continuing operations to be approximately $1.75 per share in the second quarter of fiscal 2024. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $13 million and $0.05 per share, respectively, in the second quarter of fiscal 2024 as compared to the same period of fiscal 2023. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first quarter of fiscal 2024, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 302 million (equivalent to $349 million), net of cash acquired. The Schaffner business has been reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Divestiture

During the first quarter of fiscal 2024, we sold one business for net cash proceeds of $38 million. In connection with the divestiture, we recorded a pre-tax loss on sale of $11 million. The business sold was reported in our Transportation Solutions segment. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 29,		December 30,
	2023		2022

	($ in millions)
Transportation Solutions	$2,373	62%	$2,259	58%
Industrial Solutions	1,025	27	1,060	28
Communications Solutions	433	11	522	14
Total	$3,831	100%	$3,841	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 29, 2023
	versus Net Sales for the Quarter Ended December 30, 2022
	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$114	5.0%	$113	5.0%	$26	$(25)
Industrial Solutions	(35)	(3.3)	(52)	(4.9)	18	(1)
Communications Solutions	(89)	(17.0)	(89)	(17.0)	—	—
Total	$(10)	(0.3)%	$(28)	(0.7)%	$44	$(26)

Net sales slightly decreased by $10 million, or 0.3%, in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. The decrease in net sales resulted from organic net sales declines of 0.7% and the net negative impact of 0.7% from an acquisition and divestitures, largely offset by the positive impact of foreign currency translation of 1.1% due to the strengthening of certain foreign currencies. Pricing actions initiated during fiscal 2023 positively affected organic net sales by $68 million in the first quarter of fiscal 2024.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2024.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 29,		December 30,
	2023		2022

	($ in millions)
EMEA	$1,411	37%	$1,326	34%
Asia–Pacific	1,379	36	1,407	37
Americas	1,041	27	1,108	29
Total	$3,831	100%	$3,841	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 29, 2023
	versus Net Sales for the Quarter Ended December 30, 2022
	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
EMEA	$85	6.4%	$33	2.5%	$60	$(8)
Asia–Pacific	(28)	(2.0)	(6)	(0.4)	(18)	(4)
Americas	(67)	(6.0)	(55)	(5.0)	2	(14)
Total	$(10)	(0.3)%	$(28)	(0.7)%	$44	$(26)

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Cost of sales	$2,507	$2,654	$(147)
As a percentage of net sales	65.4%	69.1%

Gross margin	$1,324	$1,187	$137
As a percentage of net sales	34.6%	30.9%

Gross margin increased $137 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 primarily as a result of improved manufacturing productivity and the positive impact of prior year pricing actions, partially offset by lower volume.

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

		For the
		Quarters Ended
		December 29,	December 30,
	Measure	2023	2022
Copper	Lb.	$3.87	$4.18
Gold	Troy oz.	1,943	1,821
Silver	Troy oz.	23.15	24.26
Palladium	Troy oz.	1,500	2,083

We expect to purchase approximately 185 million pounds of copper, 110,000 troy ounces of gold, 2.0 million troy ounces of silver, and 10,000 troy ounces of palladium in fiscal 2024.

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Selling, general, and administrative expenses	$424	$392	$32
As a percentage of net sales	11.1%	10.2%

Restructuring and other charges, net	$21	$111	$(90)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $32 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 due primarily to the impact of inflation, partially offset by savings attributable to prior restructuring actions.

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

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. We incurred net restructuring charges of $9 million during the first quarter of fiscal 2024. Annualized cost savings related to the fiscal 2024 actions commenced during the first quarter of fiscal 2024 are expected to be approximately $3 million and are expected to be fully realized by the end of fiscal 2025. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2024, we expect total restructuring charges to be approximately $100 million and total spending, which will be funded with cash from operations, to be approximately $175 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Operating income	$698	$502	$196
Operating margin	18.2%	13.1%

Operating income included the following:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Acquisition and integration costs	$8	$9
Restructuring and other charges, net	21	111
Taxes (non-income tax) recorded in selling, general, and administrative expenses	4	—
Total	$33	$120

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Income tax expense (benefit)	$(1,105)	$87	$(1,192)
Effective tax rate	(158.1)%	17.9%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. Member states have begun to enact the rules, with some countries accelerating the impact of these rules by proposing immediate statutory rate increases. In 2023, Swiss Parliament approved a constitutional amendment to implement the rules and the Swiss Federal Council acted in December to implement elements of the OECD’s global minimum tax rules, effective as of January 1, 2024. The global minimum tax is a significant structural change to the international taxation framework, which is expected to affect us beginning in fiscal 2025. Although global enactment has begun, the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. We are currently monitoring these developments and evaluating the impact, which could be material to our results of operations, cash taxes, and worldwide corporate effective tax rate.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 29,		December 30,
	2023		2022

	($ in millions)
Automotive	$1,776	75%	$1,649	73%
Commercial transportation	356	15	348	15
Sensors	241	10	262	12
Total	$2,373	100%	$2,259	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 29, 2023
	versus Net Sales for the Quarter Ended December 30, 2022
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Divestiture

	($ in millions)
Automotive	$127	7.7%	$135	8.1%	$17	$(25)
Commercial transportation	8	2.3	2	0.7	6	—
Sensors	(21)	(8.0)	(24)	(9.2)	3	—
Total	$114	5.0%	$113	5.0%	$26	$(25)

Net sales in the Transportation Solutions segment increased $114 million, or 5.0%, in the first quarter of fiscal 2024 from the first quarter of fiscal 2023 due primarily to organic net sales growth of 5.0%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 8.1% in the first quarter of fiscal 2024 with growth of 13.4% in the Asia–Pacific region and 7.4% in the EMEA region, partially offset by declines of 4.0% in the Americas region. Our organic net sales growth in the Asia–Pacific and EMEA regions was attributable primarily to vehicle production growth as well as increased content per vehicle. In the Americas region, our organic net sales declined primarily as a result of declines in vehicle production. For full year fiscal 2024, we expect slight growth in global vehicle production from fiscal 2023 levels.
●	Commercial transportation—Our organic net sales increased 0.7% in the first quarter of fiscal 2024 due to growth in the Asia–Pacific region, partially offset by declines in the Americas region.
●	Sensors—Our organic net sales decreased 9.2% in the first quarter of fiscal 2024 as a result of market weakness in both industrial and transportation applications and the strategic exit of certain lower margin and lower growth product lines.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Operating income	$478	$282	$196
Operating margin	20.1%	12.5%

Operating income in the Transportation Solutions segment increased $196 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. Excluding the items below, operating income increased in the first quarter of fiscal 2024 primarily as a result of improved manufacturing productivity and the positive impact of prior year pricing actions.

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Acquisition and integration costs	$—	$2
Restructuring and other charges, net	14	74
Taxes (non-income tax) recorded in selling, general, and administrative expenses	3	—
Total	$17	$76

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 29,		December 30,
	2023		2022

	($ in millions)
Industrial equipment	$330	32%	$434	41%
Aerospace, defense, and marine	290	28	264	25
Energy	205	20	189	18
Medical	200	20	173	16
Total	$1,025	100%	$1,060	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 29, 2023
	versus Net Sales for the Quarter Ended December 30, 2022
	Net Sales		Organic Net Sales			Acquisition
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(104)	(24.0)%	$(115)	(26.3)%	$11	$—
Aerospace, defense, and marine	26	9.8	33	12.5	4	(11)
Energy	16	8.5	3	1.4	3	10
Medical	27	15.6	27	15.6	—	—
Total	$(35)	(3.3)%	$(52)	(4.9)%	$18	$(1)

In the Industrial Solutions segment, net sales decreased $35 million, or 3.3%, in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 due primarily to organic net sales declines of 4.9%. Pricing actions initiated in fiscal 2023 positively affected organic net sales by $50 million in the first quarter of fiscal 2024. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 26.3% in the first quarter of fiscal 2024 with declines across all regions and reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 12.5% in the first quarter of fiscal 2024 as a result of growth in all markets.
●	Energy—Our organic net sales increased 1.4% in the first quarter of fiscal 2024 primarily as a result of growth in the Americas region and strength in renewable energy applications, partially offset by declines in the EMEA region.
●	Medical—Our organic net sales increased 15.6% in the first quarter of fiscal 2024 due primarily to growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Operating income	$141	$156	$(15)
Operating margin	13.8%	14.7%

Operating income in the Industrial Solutions segment decreased $15 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. Excluding the items below, operating income decreased during the first quarter of fiscal 2024 primarily as a result of lower volume, partially offset by the positive impact of prior year pricing actions.

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Acquisition and integration costs	$7	$6
Restructuring and other charges, net	6	13
Taxes (non-income tax) recorded in selling, general, and administrative expenses	1	—
Total	$14	$19

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 29,		December 30,
	2023		2022

	($ in millions)
Data and devices	$279	64%	$329	63%
Appliances	154	36	193	37
Total	$433	100%	$522	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 29, 2023
	versus Net Sales for the Quarter Ended December 30, 2022
	Net Sales		Organic Net Sales
	Decline		Decline

	($ in millions)
Data and devices	$(50)	(15.2)%	$(50)	(15.2)%
Appliances	(39)	(20.2)	(39)	(20.2)
Total	$(89)	(17.0)%	$(89)	(17.0)%

Net sales in the Communications Solutions segment decreased $89 million, or 17.0%, in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 due to organic net sales declines of 17.0%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 15.2% in the first quarter of fiscal 2024 as a result of market declines in the Asia–Pacific region and reduced demand resulting from inventory corrections in the supply chain.
●	Appliances—Our organic net sales decreased 20.2% in the first quarter of fiscal 2024 due to market declines across all regions and reduced demand resulting from inventory corrections in the supply chain.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022	Change

	($ in millions)
Operating income	$79	$64	$15
Operating margin	18.2%	12.3%

Operating income in the Communications Solutions segment increased $15 million in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. Excluding the items below, operating income decreased slightly due primarily to lower volume, largely offset by improved manufacturing productivity.

	For the
	Quarters Ended
	December 29,	December 30,
	2023	2022

	(in millions)
Acquisition and integration costs	$1	$1
Restructuring and other charges, net	1	24
Total	$2	$25

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $350 million of 3.45% senior notes due in August 2024. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first quarter of fiscal 2024, net cash provided by operating activities increased $138 million to $719 million from $581 million in the first quarter of fiscal 2023. The increase resulted primarily from higher pre-tax income, partially offset by the impact of changes in working capital levels. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2024 and 2023 was $100 million and $98 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $151 million and $183 million in the first quarters of fiscal 2024 and 2023, respectively. We expect fiscal 2024 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2024, we received net cash proceeds of $38 million related to the sale of one business. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

During the first quarter of fiscal 2024, we acquired one business for a cash purchase price of $349 million, net of cash acquired. We acquired one business for a cash purchase price of $109 million, net of cash acquired, during the first quarter of fiscal 2023. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at December 29, 2023 and September 29, 2023 was $4,198 million and $4,211 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

As of December 29, 2023, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $261 million of commercial paper outstanding at a weighted-average interest rate of 5.50%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at September 29, 2023.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of June 2026 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 29, 2023 or September 29, 2023.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 29, 2023, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $183 million and $178 million in the first quarters of fiscal 2024 and 2023, respectively.

During the first quarter of fiscal 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately three million of our common shares for $420 million and approximately two million of our common shares for $233 million under the share repurchase program during the first quarters of fiscal 2024 and 2023, respectively. At December 29, 2023, we had $1.8 billion of availability remaining under our share repurchase authorization.

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

	December 29,	September 29,
	2023	2023

	(in millions)
Balance Sheet Data:
Total current assets	$1,117	$1,632
Total noncurrent assets(1)	3,485	2,857

Total current liabilities	940	1,303
Total noncurrent liabilities(2)	8,710	7,592
(1)	Includes $3,454 million and $2,783 million as of December 29, 2023 and September 29, 2023, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $5,070 million and $4,056 million as of December 29, 2023 and September 29, 2023, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Quarter Ended	Fiscal Year Ended
	December 29,	September 29,
	2023	2023

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(153)	$(606)
Net loss	(153)	(606)

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

At December 29, 2023, we had outstanding letters of credit, letters of guarantee, and surety bonds of $196 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of December 29, 2023, we had $26 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023. There were no significant changes to this information during the first quarter of fiscal 2024.

Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding recently issued and adopted accounting pronouncements.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflict in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2024. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 29, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 29, 2023. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended December 29, 2023:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
September 30–October 27, 2023	813,638	$121.46	813,400	$636,647,983
October 28–December 1, 2023	1,490,417	128.43	1,374,573	460,520,746
December 2–December 29, 2023	1,135,361	137.42	1,051,968	1,815,756,314
Total	3,439,416	129.75	3,239,941
(1)	These columns include the following transactions which occurred during the quarter ended December 29, 2023:
(i)	the acquisition of 199,475 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 3,239,941 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	During the quarter ended December 29, 2023, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended December 29, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K, except the following:

●	In the quarter ended December 29, 2023, Shad Kroeger, President, Industrial Solutions, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Kroeger’s plan was adopted November 17, 2023 and expires October 31, 2024, and provides for the potential exercise and related sale of (i) stock options representing up to 5,000 common shares, with such sale to occur no earlier than March 1, 2024, (ii) stock options representing up to 5,000 common shares, with such sale to occur no earlier than June 3, 2024, and (iii) stock options representing up to 8,750 common shares, with such sale to occur no earlier than September 3, 2024.

The trading plan described above was entered into during an open insider trading window and was in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
10.1	*‡	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of December 12, 2023)
22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(1)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File(2)

‡Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(2)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 26, 2024