Form 10-Q
period 2024-03-29
TE Connectivity Ltd.
filed 2024-04-26
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2024
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

The number of common shares outstanding as of April 19, 2024 was 306,228,494.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions, except per share data)
Net sales	$3,967	$4,160	$7,798	$8,001
Cost of sales	2,604	2,876	5,111	5,530
Gross margin	1,363	1,284	2,687	2,471
Selling, general, and administrative expenses	444	435	868	827
Research, development, and engineering expenses	184	185	357	358
Acquisition and integration costs	3	8	11	17
Restructuring and other charges, net	40	119	61	230
Operating income	692	537	1,390	1,039
Interest income	19	12	41	21
Interest expense	(19)	(20)	(37)	(41)
Other expense, net	(5)	(4)	(8)	(9)
Income from continuing operations before income taxes	687	525	1,386	1,010
Income tax (expense) benefit	(146)	(100)	959	(187)
Income from continuing operations	541	425	2,345	823
Income (loss) from discontinued operations, net of income taxes	—	8	(1)	7
Net income	$541	$433	$2,344	$830

Basic earnings per share:
Income from continuing operations	$1.76	$1.34	$7.59	$2.60
Income (loss) from discontinued operations	—	0.03	—	0.02
Net income	1.76	1.37	7.59	2.62

Diluted earnings per share:
Income from continuing operations	$1.75	$1.34	$7.54	$2.58
Income (loss) from discontinued operations	—	0.03	—	0.02
Net income	1.75	1.36	7.54	2.60

Weighted-average number of shares outstanding:
Basic	308	316	309	317
Diluted	310	318	311	319

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Net income	$541	$433	$2,344	$830
Other comprehensive income (loss):
Currency translation	(113)	78	50	383
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	6	1	(12)	3
Gains on cash flow hedges, net of income taxes	10	38	38	107
Other comprehensive income (loss)	(97)	117	76	493
Comprehensive income	444	550	2,420	1,323
Less: comprehensive (income) loss attributable to noncontrolling interests	2	(2)	(2)	(11)
Comprehensive income attributable to TE Connectivity Ltd.	$446	$548	$2,418	$1,312

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 29,	September 29,
	2024	2023

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,176	$1,661
Accounts receivable, net of allowance for doubtful accounts of $38 and $30, respectively	2,874	2,967
Inventories	2,744	2,552
Prepaid expenses and other current assets	710	712
Total current assets	7,504	7,892
Property, plant, and equipment, net	3,799	3,754
Goodwill	5,678	5,463
Intangible assets, net	1,220	1,175
Deferred income taxes	3,813	2,600
Other assets	810	828
Total assets	$22,824	$21,712
Liabilities, redeemable noncontrolling interests, and equity
Current liabilities:
Short-term debt	$1,235	$682
Accounts payable	1,598	1,563
Accrued and other current liabilities	2,330	2,218
Total current liabilities	5,163	4,463
Long-term debt	2,961	3,529
Long-term pension and postretirement liabilities	736	728
Deferred income taxes	186	185
Income taxes	372	365
Other liabilities	846	787
Total liabilities	10,264	10,057
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	106	104
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, and 322,470,281 shares authorized and issued, respectively	139	142
Accumulated earnings	13,689	12,947
Treasury shares, at cost, 9,695,361 and 10,487,742 shares, respectively	(1,295)	(1,380)
Accumulated other comprehensive loss	(84)	(158)
Total TE Connectivity Ltd. shareholders' equity	12,449	11,551
Noncontrolling interests	5	—
Total equity	12,454	11,551
Total liabilities, redeemable noncontrolling interests, and equity	$22,824	$21,712

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended March 29, 2024
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Interests	Equity

	(in millions)
Balance at December 29, 2023	322	$142	(13)	$(1,695)	$—	$14,678	$11	$13,136	$5	$13,141
Net income	—	—	—	—	—	541	—	541	—	541
Other comprehensive loss	—	—	—	—	—	—	(95)	(95)	—	(95)
Share-based compensation expense	—	—	—	—	35	—	—	35	—	35
Dividends	—	—	—	—	—	(795)	—	(795)	—	(795)
Exercise of share options	—	—	—	22	—	—	—	22	—	22
Restricted share award vestings and other activity	—	—	—	37	(35)	9	—	11	—	11
Repurchase of common shares	—	—	(3)	(406)	—	—	—	(406)	—	(406)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—	—	—
Balance at March 29, 2024	316	$139	(10)	$(1,295)	$—	$13,689	$(84)	$12,449	$5	$12,454

	For the Six Months Ended March 29, 2024
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 29, 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551	$—	$11,551
Acquisition	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	2,344	—	2,344	—	2,344
Other comprehensive income	—	—	—	—	—	—	74	74	—	74
Share-based compensation expense	—	—	—	—	69	—	—	69	—	69
Dividends	—	—	—	—	—	(795)	—	(795)	—	(795)
Exercise of share options	—	—	—	33	—	—	—	33	—	33
Restricted share award vestings and other activity	—	—	—	131	(69)	(63)	—	(1)	—	(1)
Repurchase of common shares	—	—	(6)	(826)	—	—	—	(826)	—	(826)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—	—	—
Balance at March 29, 2024	316	$139	(10)	$(1,295)	$—	$13,689	$(84)	$12,449	$5	$12,454

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended March 31, 2023
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at December 30, 2022	331	$146	(14)	$(1,854)	$—	$13,200	$(128)	$11,364	$—	$11,364
Net income	—	—	—	—	—	433	—	433	—	433
Other comprehensive income	—	—	—	—	—	—	115	115	—	115
Share-based compensation expense	—	—	—	—	31	—	—	31	—	31
Dividends	—	—	—	—	—	(744)	—	(744)	—	(744)
Exercise of share options	—	—	—	9	—	—	—	9	—	9
Restricted share award vestings and other activity	—	—	—	16	(31)	26	—	11	—	11
Repurchase of common shares	—	—	(2)	(199)	—	—	—	(199)	—	(199)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—	—	—
Balance at March 31, 2023	322	$142	(7)	$(933)	$—	$11,824	$(13)	$11,020	$—	$11,020

	For the Six Months Ended March 31, 2023
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 30, 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802	$—	$10,802
Net income	—	—	—	—	—	830	—	830	—	830
Other comprehensive income	—	—	—	—	—	—	482	482	—	482
Share-based compensation expense	—	—	—	—	63	—	—	63	—	63
Dividends	—	—	—	—	—	(744)	—	(744)	—	(744)
Exercise of share options	—	—	—	20	—	—	—	20	—	20
Restricted share award vestings and other activity	—	—	1	65	(63)	(3)	—	(1)	—	(1)
Repurchase of common shares	—	—	(4)	(432)	—	—	—	(432)	—	(432)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—	—	—
Balance at March 31, 2023	322	$142	(7)	$(933)	$—	$11,824	$(13)	$11,020	$—	$11,020

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 29,	March 31,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net income	$2,344	$830
(Income) loss from discontinued operations, net of income taxes	1	(7)
Income from continuing operations	2,345	823
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	386	394
Deferred income taxes	(1,212)	(70)
Non-cash lease cost	67	70
Provision for losses on accounts receivable and inventories	55	69
Share-based compensation expense	69	63
Impairment of held for sale businesses	—	67
Other	64	68
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	72	(224)
Inventories	(241)	(273)
Prepaid expenses and other current assets	(1)	(25)
Accounts payable	55	104
Accrued and other current liabilities	(287)	(83)
Income taxes	15	35
Other	42	197
Net cash provided by operating activities	1,429	1,215
Cash flows from investing activities:
Capital expenditures	(318)	(372)
Proceeds from sale of property, plant, and equipment	2	2
Acquisition of businesses, net of cash acquired	(339)	(108)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	38	51
Other	(10)	23
Net cash used in investing activities	(627)	(404)
Cash flows from financing activities:
Net decrease in commercial paper	(39)	(85)
Proceeds from issuance of debt	—	499
Repayment of debt	(1)	(591)
Proceeds from exercise of share options	33	20
Repurchase of common shares	(885)	(466)
Payment of common share dividends to shareholders	(365)	(355)
Other	(27)	(28)
Net cash used in financing activities	(1,284)	(1,006)
Effect of currency translation on cash	(3)	12
Net decrease in cash, cash equivalents, and restricted cash	(485)	(183)
Cash, cash equivalents, and restricted cash at beginning of period	1,661	1,088
Cash, cash equivalents, and restricted cash at end of period	$1,176	$905

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

Change in Place of Incorporation

In March 2024, our board of directors approved a proposed change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the proposed change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we will be merged with and into TE Connectivity plc, which will be the surviving entity. Completion of the merger is subject to shareholder approval at a special general meeting which we expect to be held in June 2024 and certain other customary closing conditions. If approved, we expect to implement the change in calendar year 2024 and our shareholders will receive one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Upon completion of the merger, we will be organized under the laws of Ireland. We do not anticipate any material change in our operations or financial results as a result of the merger and change in place of incorporation.

Recently Issued Accounting Pronouncements

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued its final climate disclosure rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require all registrants to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things, material climate-related risks; activities to mitigate or adapt to such risks; governance and oversight of such risks; material climate targets and goals, and Scope 1 and/or Scope 2 greenhouse gas emissions, on a phased-in basis, when those emissions are material. In addition, the final rules require certain disclosures in the notes to the financial statements, including the effects of severe weather events and other natural conditions. The rules are effective for us on a phased-in timeline starting in fiscal 2026; however, in April 2024, the SEC issued an order to voluntarily stay its final climate rules pending the completion of judicial review thereof by the U.S. Court of Appeals for the Eighth Circuit. We are currently assessing the impact of the rules on our Consolidated Financial Statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740)—Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures related primarily to the rate reconciliation and income taxes paid information. The amendments are effective for us in fiscal 2026; however, early adoption is permitted. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for our fiscal 2025 Annual Report and subsequent interim periods; however, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Restructuring charges, net	$32	$62	$41	$166
Impairment of held for sale businesses and (gain) loss on divestitures, net	—	56	11	62
Costs related to change in place of incorporation	8	—	8	—
Other charges, net	—	1	1	2
Restructuring and other charges, net	$40	$119	$61	$230

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Transportation Solutions	$15	$18	$17	$92
Industrial Solutions	10	36	16	42
Communications Solutions	7	8	8	32
Restructuring charges, net	$32	$62	$41	$166

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 29,		Changes in	Cash	Non-Cash	Currency	March 29,
	2023	Charges	Estimate	Payments	Items	Translation	2024

	(in millions)
Fiscal 2024 Actions:
Employee severance	$—	$11	$—	$(2)	$—	$—	$9
Fiscal 2023 Actions:
Employee severance	187	9	(8)	(42)	—	4	150
Facility and other exit costs	2	5	—	(7)	—	—	—
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	189	20	(8)	(49)	(6)	4	150
Pre-Fiscal 2023 Actions:
Employee severance	127	2	1	(44)	—	3	89
Facility and other exit costs	4	14	—	(8)	—	—	10
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	131	17	1	(52)	(1)	3	99
Total Activity	$320	$48	$(7)	$(103)	$(7)	$7	$258

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. During the six months ended March 29, 2024, we recorded restructuring charges of $11 million in connection with this program. We expect to complete all restructuring actions commenced during the six months ended March 29, 2024 by the end of fiscal 2025 and anticipate that additional charges related to actions commenced during the six months ended March 29, 2024 will be insignificant.

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. In connection with this program, during the six months ended March 29, 2024 and March 31, 2023, we recorded net restructuring charges of $12 million and $161 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2023 by the end of fiscal 2025 and to incur additional charges of approximately $14 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2023 program by segment as of March 29, 2024:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$155	$146	$9
Industrial Solutions	83	79	4
Communications Solutions	35	34	1
Total	$273	$259	$14

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2023 Actions

During the six months ended March 29, 2024 and March 31, 2023, we recorded net restructuring charges of $18 million and $5 million, respectively, related to pre-fiscal 2023 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2023 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 29,	September 29,
	2024	2023

	(in millions)
Accrued and other current liabilities	$198	$240
Other liabilities	60	80
Restructuring reserves	$258	$320

Divestitures

During the six months ended March 29, 2024, we sold one business for net cash proceeds of $38 million. In connection with the divestiture, we recorded a pre-tax loss on sale of $11 million in the six months ended March 29, 2024. Additionally, during the six months ended March 31, 2023, we recorded a pre-tax impairment charge of $60 million when the business was reclassified to held for sale. The business sold was reported in our Transportation Solutions segment.

During the six months ended March 31, 2023, we sold two businesses for net cash proceeds of $51 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax gain on sales, which totaled to a net charge of $2 million. The businesses sold were both reported in our Industrial Solutions segment.

Change in Place of Incorporation

During the six months ended March 29, 2024, we incurred costs of $8 million related to our proposed change in place of incorporation from Switzerland to Ireland. See Note 1 for additional information regarding the proposed change.

3. Acquisitions

During the six months ended March 29, 2024, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. As a result of the transaction, we recognized a noncontrolling interest with a fair value of $5 million as of the acquisition date. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant. We have initiated a squeeze-out and a delisting of remaining Schaffner shares from the SIX Swiss Exchange and anticipate that both the squeeze-out and delisting procedures will be completed during fiscal 2024.

We acquired one business for a cash purchase price of $108 million, net of cash acquired, during the six months ended March 31, 2023. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

4. Inventories

Inventories consisted of the following:

	March 29,	September 29,
	2024	2023

	(in millions)
Raw materials	$375	$367
Work in progress	1,230	1,185
Finished goods	1,139	1,000
Inventories	$2,744	$2,552

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 29, 2023(1)	$1,478	$3,263	$722	$5,463
Acquisition	—	181	—	181
Currency translation and other	8	20	6	34
March 29, 2024(1)	$1,486	$3,464	$728	$5,678
(1)	At March 29, 2024 and September 29, 2023, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the six months ended March 29, 2024, we recognized goodwill in the Industrial Solutions segment in connection with an acquisition. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	March 29, 2024			September 29, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,850	$(869)	$981	$1,720	$(806)	$914
Intellectual property	720	(494)	226	1,186	(938)	248
Other	18	(5)	13	19	(6)	13
Total	$2,588	$(1,368)	$1,220	$2,925	$(1,750)	$1,175

Intangible asset amortization expense was $43 million and $49 million for the quarters ended March 29, 2024 and March 31, 2023, respectively, and $85 million and $95 million for the six months ended March 29, 2024 and March 31, 2023, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At March 29, 2024, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2024	$83
Fiscal 2025	159
Fiscal 2026	152
Fiscal 2027	134
Fiscal 2028	100
Fiscal 2029	93
Thereafter	499
Total	$1,220

7. Debt

As of March 29, 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $291 million of commercial paper outstanding at a weighted-average interest rate of 5.50%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at September 29, 2023.

During the quarter ended March 29, 2024, we reclassified €550 million of 0.00% euro-denominated senior notes due in February 2025 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in April 2024 with aggregate commitments of $1.5 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in April 2029 and permits, subject to conditions set forth therein, our contemplated merger and change in jurisdiction of incorporation. See Note 1 for additional information regarding the merger and change in our jurisdiction of incorporation. TEGSA had no borrowings under the Replaced Credit Facility at March 29, 2024 or September 29, 2023.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) with respect to revolving loans denominated in U.S. dollars, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, and (2) with respect to revolving loans determined in an alternative currency, (a) an alternative currency daily rate or (b) an alternative currency term rate, as applicable, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

The fair value of our debt, based on indicative valuations, was approximately $4,074 million and $3,974 million at March 29, 2024 and September 29, 2023, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Operating lease cost	$33	$36	$67	$70
Variable lease cost	13	13	25	25
Total lease cost	$46	$49	$92	$95

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Six Months Ended
	March 29,	March 31,
	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$69	$64

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	106	56
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 29, 2024, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $43 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 29, 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $180 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of March 29, 2024, we had $25 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $113 million and $109 million at March 29, 2024 and September 29, 2023, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,723 million and $1,709 million at March 29, 2024 and September 29, 2023, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $3,522 million and $3,806 million at March 29, 2024 and September 29, 2023, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.6% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2028, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 29,	September 29,
	2024	2023

	(in millions)
Prepaid expenses and other current assets	$81	$109
Other assets	41	79
Accrued and other current liabilities	6	4
Other liabilities	31	10

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$85	$(51)	$(22)	$(216)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	87	(19)	(38)	(156)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $422 million and $459 million at March 29, 2024 and September 29, 2023, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 29,	September 29,
	2024	2023

	(in millions)
Prepaid expenses and other current assets	$18	$3
Other assets	2	—
Accrued and other current liabilities	3	21
Other liabilities	1	5

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of our commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Gains recorded in other comprehensive income (loss)	$13	$31	$39	$78
Losses reclassified from accumulated other comprehensive income (loss) into cost of sales	—	(9)	(4)	(38)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Operating expense:
Service cost	$7	$6	$2	$2
Other (income) expense:
Interest cost	15	14	9	10
Expected returns on plan assets	(13)	(11)	(9)	(10)
Amortization of net actuarial loss	1	2	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$9	$10	$3	$3

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Operating expense:
Service cost	$14	$13	$4	$4
Other (income) expense:
Interest cost	30	28	19	19
Expected returns on plan assets	(25)	(22)	(19)	(19)
Amortization of net actuarial loss	2	3	2	2
Amortization of prior service credit	(2)	(2)	—	—
Net periodic pension benefit cost	$19	$20	$6	$6

During the six months ended March 29, 2024, we contributed $23 million to our non-U.S. pension plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

12. Income Taxes

We recorded an income tax expense of $146 million and $100 million for the quarters ended March 29, 2024 and March 31, 2023, respectively.

We recorded an income tax benefit of $959 million and expense of $187 million for the six months ended March 29, 2024 and March 31, 2023, respectively. The income tax benefit for the six months ended March 29, 2024 included an $874 million net income tax benefit associated with a ten-year tax credit obtained by a Swiss subsidiary and a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland. In addition, the income tax benefit for the six months ended March 29, 2024 included a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of March 29, 2024, approximately $30 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 29, 2024.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Basic	308	316	309	317
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	310	318	311	319

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Antidilutive share options	1	1	1	1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

14. Equity

Common Shares

In March 2024, our shareholders reapproved and extended through March 13, 2025, our board of directors’ authorization to issue additional new shares to a maximum of 120% and/or reduce shares to a minimum of 80% of the existing share capital, subject to certain conditions specified in our articles of association.

Common Shares Held in Treasury

In March 2024, our shareholders approved the cancellation of approximately six million shares purchased under our share repurchase program during the period beginning October 1, 2022 and ending September 29, 2023. The capital reduction by cancellation of these shares, which was subject to a notice period, filing with the commercial register in Switzerland, and other requirements, became effective in March 2024.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023
Dividends paid per common share	$0.59	$0.56	$1.18	$1.12

In March 2024, our shareholders approved a dividend payment to shareholders of $2.60 per share, payable in four equal quarterly installments of $0.65 per share beginning in the third quarter of fiscal 2024 and ending in the second quarter of fiscal 2025.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to equity. At March 29, 2024 and September 29, 2023, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $798 million and $368 million, respectively.

Share Repurchase Program

During the six months ended March 29, 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 29,	March 31,
	2024	2023

	(in millions)
Number of common shares repurchased	6	4
Repurchase value	$826	$432

At March 29, 2024, we had $1.4 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Share-based compensation expense	$35	$31	$69	$63

As of March 29, 2024, there was $180 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.7 years.

During the quarter ended December 29, 2023, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.9	$39.77
Restricted share awards	0.4	131.77
Performance share awards	0.2	131.77

In March 2024, our shareholders approved the TE Connectivity Ltd. 2024 Stock and Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of December 12, 2023 (the “2007 Plan”), as the source of awards granted. No further awards will be granted under the 2007 Plan and all remaining shares available under the 2007 plan have been cancelled. As of March 29, 2024, we had 20 million shares available for issuance under the 2024 Plan.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Transportation Solutions:
Automotive	$1,749	$1,795	$3,525	$3,444
Commercial transportation	384	405	740	753
Sensors	251	283	492	545
Total Transportation Solutions	2,384	2,483	4,757	4,742
Industrial Solutions:
Industrial equipment	356	461	686	895
Aerospace, defense, and marine	342	298	632	562
Energy	234	233	439	422
Medical	211	199	411	372
Total Industrial Solutions	1,143	1,191	2,168	2,251
Communications Solutions:
Data and devices	273	288	552	617
Appliances	167	198	321	391
Total Communications Solutions	440	486	873	1,008
Total	$3,967	$4,160	$7,798	$8,001
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$949	$1,046	$1,816	$1,858
Industrial Solutions	540	527	1,017	971
Communications Solutions	63	94	130	164
Total EMEA	1,552	1,667	2,963	2,993
Asia–Pacific:
Transportation Solutions	886	861	1,898	1,785
Industrial Solutions	154	196	301	385
Communications Solutions	217	242	437	536
Total Asia–Pacific	1,257	1,299	2,636	2,706
Americas:
Transportation Solutions	549	576	1,043	1,099
Industrial Solutions	449	468	850	895
Communications Solutions	160	150	306	308
Total Americas	1,158	1,194	2,199	2,302
Total	$3,967	$4,160	$7,798	$8,001
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Transportation Solutions	$467	$333	$945	$615
Industrial Solutions	157	134	298	290
Communications Solutions	68	70	147	134
Total	$692	$537	$1,390	$1,039

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

Change in Place of Incorporation

In March 2024, our board of directors approved a proposed change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the proposed change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we will be merged with and into TE Connectivity plc, which will be the surviving entity. Completion of the merger is subject to shareholder approval at a special general meeting which we expect to be held in June 2024 and certain other customary closing conditions. If approved, we expect to implement the change in calendar year 2024 and our shareholders will receive one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Upon completion of the merger, we will be organized under the laws of Ireland. We do not anticipate any material change in our operations or financial results as a result of the merger and change in place of incorporation.

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

Summary of Performance

●	Our net sales decreased 4.6% in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 with declines across all three segments. In the first six months of fiscal 2024, our net sales decreased 2.5% as compared to the first six months of fiscal 2023 due to declines in the Communications Solutions and Industrial Solutions segments. On an organic basis, our net sales decreased 3.1% and 2.0% during the second quarter and first six months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 4.0% in the second quarter of fiscal 2024 as a result of declines across all end markets. In the first six months of fiscal 2024, our net sales were flat compared to the same period of fiscal 2023 with sales increases in the automotive end market largely offset by sales declines in the sensors and the commercial transportation end markets.
●	Industrial Solutions—Our net sales decreased 4.0% and 3.7% in the second quarter and first six months of fiscal 2024, respectively, as a result of sales declines in the industrial equipment end market, partially offset by sales increases in the aerospace, defense, and marine; the medical; and the energy end markets.
●	Communications Solutions—Our net sales decreased 9.5% and 13.4% in the second quarter and first six months of fiscal 2024, respectively, due to sales declines in both the appliances and the data and devices end markets.
●	Net cash provided by operating activities was $1,429 million in the first six months of fiscal 2024.

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

We continue to monitor military conflict in certain parts of the world as well as escalating tensions in surrounding countries and associated sanctions. These did not have a significant impact on our business, financial condition, or results of operations during fiscal 2023 or the first six months of fiscal 2024.

The COVID-19 pandemic had a global impact and resulted in business slowdowns or shutdowns, including systemic disruptions of global supply chains. The pandemic impacted certain aspects of our business, including certain of our operations in China in early fiscal 2023; however, we do not expect the pandemic to have a significant impact on our businesses globally in fiscal 2024.

Outlook

In the third quarter of fiscal 2024, we expect our net sales to be approximately $4.0 billion, consistent with third quarter fiscal 2023 levels. Sales growth in the Communications Solutions and Industrial Solutions segments is expected to be offset by declines in the Transportation Solutions segment. Additional information regarding expectations for our reportable segments is as follow:

●	Transportation Solutions—We expect our net sales to increase in the automotive end market in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. For full year fiscal 2024, we expect sales in the automotive end market to benefit from slight growth in global vehicle production from fiscal 2023 levels. In the third quarter of fiscal 2024, we expect our net sales to decrease from the same period of fiscal 2023 in the commercial transportation end market as result of market declines.
●	Industrial Solutions—In the third quarter of fiscal 2024, we expect our net sales to increase from the same period of fiscal 2023 in the aerospace, defense, and marine end market due to ongoing market improvement. Also, we expect our net sales in the medical end market to increase as a result of continued growth in interventional medical applications. These increases are expected to be partially offset by sales declines in the industrial equipment end market which continues to be negatively impacted by market weakness and inventory corrections in the supply chain.

●	Communications Solutions—In the third quarter of fiscal 2024, we expect our net sales to increase from the same period of fiscal 2023 in both the data and devices and the appliances end markets as a result of supply chain normalization.

We expect diluted earnings per share from continuing operations to be approximately $1.71 per share in the third quarter of fiscal 2024. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $63 million and $0.06 per share, respectively, in the third quarter of fiscal 2024 as compared to the same period of fiscal 2023. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first six months of fiscal 2024, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. The Schaffner business has been reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Divestiture

During the first six months of fiscal 2024, we sold one business for net cash proceeds of $38 million. In connection with the divestiture, we recorded a pre-tax loss on sale of $11 million in the first six months of fiscal 2024. Additionally, during the first six months of fiscal 2023, we recorded a pre-tax impairment charge of $60 million when the business was reclassified to held for sale. The business sold was reported in our Transportation Solutions segment. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 31,		March 29,		March 31,
	2024		2023		2024		2023

	($ in millions)
Transportation Solutions	$2,384	60%	$2,483	60%	$4,757	61%	$4,742	59%
Industrial Solutions	1,143	29	1,191	28	2,168	28	2,251	28
Communications Solutions	440	11	486	12	873	11	1,008	13
Total	$3,967	100%	$4,160	100%	$7,798	100%	$8,001	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 29, 2024						Change in Net Sales for the Six Months Ended March 29, 2024
	versus Net Sales for the Quarter Ended March 31, 2023						versus Net Sales for the Six Months Ended March 31, 2023
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Decline		Decline		Translation	(Divestitures)	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$(99)	(4.0)%	$(24)	(1.0)%	$(31)	$(44)	$15	0.3%	$89	1.9%	$(5)	$(69)
Industrial Solutions	(48)	(4.0)	(67)	(5.6)	(13)	32	(83)	(3.7)	(119)	(5.3)	5	31
Communications Solutions	(46)	(9.5)	(40)	(8.2)	(6)	—	(135)	(13.4)	(129)	(12.8)	(6)	—
Total	$(193)	(4.6)%	$(131)	(3.1)%	$(50)	$(12)	$(203)	(2.5)%	$(159)	(2.0)%	$(6)	$(38)

Net sales decreased $193 million, or 4.6%, in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. The decrease in net sales resulted primarily from organic net sales declines of 3.1% and the negative impact of foreign currency translation of 1.2% due to the weakening of certain foreign currencies. Pricing actions initiated during fiscal 2023 positively affected organic net sales by $14 million in the second quarter of fiscal 2024.

In the first six months of fiscal 2024, net sales decreased $203 million, or 2.5%, as compared to the first six months of fiscal 2023 due primarily to organic net sales declines of 2.0%. Pricing actions initiated during fiscal 2023 positively affected organic net sales by $82 million in the first six months of fiscal 2024.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2024.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 31,		March 29,		March 31,
	2024		2023		2024		2023

	($ in millions)
EMEA	$1,552	39%	$1,667	40%	$2,963	38%	$2,993	37%
Asia–Pacific	1,257	32	1,299	31	2,636	34	2,706	34
Americas	1,158	29	1,194	29	2,199	28	2,302	29
Total	$3,967	100%	$4,160	100%	$7,798	100%	$8,001	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 29, 2024						Change in Net Sales for the Six Months Ended March 29, 2024
	versus Net Sales for the Quarter Ended March 31, 2023						versus Net Sales for the Six Months Ended March 31, 2023
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Decline		Growth (Decline)		Translation	(Divestitures)	Decline		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
EMEA	$(115)	(6.9)%	$(126)	(7.5)%	$15	$(4)	$(30)	(1.0)%	$(93)	(3.1)%	$75	$(12)
Asia–Pacific	(42)	(3.2)	16	1.2	(60)	2	(70)	(2.6)	10	0.4	(78)	(2)
Americas	(36)	(3.0)	(21)	(1.8)	(5)	(10)	(103)	(4.5)	(76)	(3.3)	(3)	(24)
Total	$(193)	(4.6)%	$(131)	(3.1)%	$(50)	$(12)	$(203)	(2.5)%	$(159)	(2.0)%	$(6)	$(38)

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Cost of sales	$2,604	$2,876	$(272)	$5,111	$5,530	$(419)
As a percentage of net sales	65.6%	69.1%		65.5%	69.1%

Gross margin	$1,363	$1,284	$79	$2,687	$2,471	$216
As a percentage of net sales	34.4%	30.9%		34.5%	30.9%

Gross margin increased $79 million in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 due primarily to improved manufacturing productivity, partially offset by the negative impact of foreign currency translation. In the first six months of fiscal 2024, gross margin increased $216 million as compared to the same period of fiscal 2023 primarily as a result of improved manufacturing productivity and the positive impact of prior year pricing actions, partially offset by lower volume.

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

		For the		For the
		Quarters Ended		Six Months Ended
		March 29,	March 31,	March 29,	March 31,
	Measure	2024	2023	2024	2023
Copper	Lb.	$3.79	$4.13	$3.83	$4.16
Gold	Troy oz.	1,966	1,870	1,955	1,843
Silver	Troy oz.	23.32	23.34	23.23	23.75
Palladium	Troy oz.	1,493	2,308	1,497	2,185

We expect to purchase approximately 190 million pounds of copper, 100,000 troy ounces of gold, 2.1 million troy ounces of silver, and 10,000 troy ounces of palladium in fiscal 2024.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Selling, general, and administrative expenses	$444	$435	$9	$868	$827	$41
As a percentage of net sales	11.2%	10.5%		11.1%	10.3%

Restructuring and other charges, net	$40	$119	$(79)	$61	$230	$(169)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $41 million in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 due primarily to the impact of inflation, partially offset by savings attributable to prior restructuring actions.

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

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. We incurred net restructuring charges of $41 million during the first six months of fiscal 2024. Annualized cost savings related to the fiscal 2024 actions commenced during the first six months of fiscal 2024 are expected to be approximately $10 million and are expected to be fully realized by the end of fiscal 2025. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2024, we expect total restructuring charges to be approximately $100 million and total spending, which will be funded with cash from operations, to be approximately $200 million.

During the first six months of fiscal 2024, we incurred costs of $8 million related to our proposed change in place of incorporation from Switzerland to Ireland. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the proposed change.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$692	$537	$155	$1,390	$1,039	$351
Operating margin	17.4%	12.9%		17.8%	13.0%

Operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$3	$8	$11	$17
Restructuring and other charges, net	40	119	61	230
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	4	—
Total	$43	$127	$76	$247

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Interest income	$19	$12	$7	$41	$21	$20

Income tax expense (benefit)	146	100	46	(959)	187	(1,146)
Effective tax rate	21.3%	19.0%		(69.2)%	18.5%

Interest Income. Interest income increased $7 million and $20 million in the second quarter and first six months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023 due to higher interest rates as well as an increase in our cash balances held and invested.

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. Member states have begun to enact the rules, with some countries accelerating the impact of these rules by proposing immediate statutory rate increases. Both Switzerland and Ireland have implemented elements of the OECD’s global minimum tax rules, effective as of January 1, 2024. The OECD and participating countries continue to work on defining the underlying rules and administrative procedures. The global minimum tax is a significant structural change to the international taxation framework, which is expected to affect us beginning in fiscal 2025. We are currently monitoring global minimum tax developments and evaluating the impact, which could be material to our results of operations, cash taxes, and worldwide corporate effective tax rate.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 31,		March 29,		March 31,
	2024		2023		2024		2023

	($ in millions)
Automotive	$1,749	73%	$1,795	73%	$3,525	74%	$3,444	73%
Commercial transportation	384	16	405	16	740	16	753	16
Sensors	251	11	283	11	492	10	545	11
Total	$2,384	100%	$2,483	100%	$4,757	100%	$4,742	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2024						Change in Net Sales for the Six Months Ended March 29, 2024
	versus Net Sales for the Quarter Ended March 31, 2023						versus Net Sales for the Six Months Ended March 31, 2023
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Decline		Growth (Decline)		Translation	Divestiture	Growth (Decline)		Growth (Decline)		Translation	Divestiture

	($ in millions)
Automotive	$(46)	(2.6)%	$22	1.2%	$(24)	$(44)	$81	2.4%	$157	4.5%	$(7)	$(69)
Commercial transportation	(21)	(5.2)	(17)	(4.2)	(4)	—	(13)	(1.7)	(15)	(2.0)	2	—
Sensors	(32)	(11.3)	(29)	(10.3)	(3)	—	(53)	(9.7)	(53)	(9.7)	—	—
Total	$(99)	(4.0)%	$(24)	(1.0)%	$(31)	$(44)	$15	0.3%	$89	1.9%	$(5)	$(69)

Net sales in the Transportation Solutions segment decreased $99 million, or 4.0%, in the second quarter of fiscal 2024 from the second quarter of fiscal 2023 due to the negative impact of 1.8% from a divestiture, the negative impact of foreign currency translation of 1.2%, and organic net sales declines of 1.0%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 1.2% in the second quarter of fiscal 2024 as a result of growth of 12.1% in the Asia–Pacific region, partially offset by declines of 7.2% in the EMEA region and 2.2% in the Americas region. Our organic net sales growth in the Asia–Pacific region was attributable primarily to increased content per vehicle. In the EMEA and Americas regions, our organic net sales declined primarily as a result of declines in vehicle production.
●	Commercial transportation—Our organic net sales decreased 4.2% in the second quarter of fiscal 2024 due to declines in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 10.3% in the second quarter of fiscal 2024 as a result of market weakness in industrial applications and our strategic exit of certain lower margin and lower growth product lines.

In the first six months of fiscal 2024, net sales in the Transportation Solutions segment were flat as compared to the first six months of fiscal 2023 with organic net sales growth of 1.9% largely offset by the negative impact of 1.5% from a divestiture. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 4.5% in the first six months of fiscal 2024 with growth of 12.8% in the Asia–Pacific region, partially offset by declines of 3.1% in the Americas region and 0.9% in the EMEA region. Our organic net sales growth in the Asia–Pacific region resulted from vehicle production growth as well as increased content per vehicle. In the Americas and EMEA regions, our organic net sales were impacted by essentially flat vehicle production levels compared to prior year and a shift in consumer demand to lower content vehicles.
●	Commercial transportation—Our organic net sales decreased 2.0% in the first six months of fiscal 2024 as a result of declines in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 9.7% in the first six months of fiscal 2024 due to market weakness in industrial applications and our strategic exit of certain lower margin and lower growth product lines.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$467	$333	$134	$945	$615	$330
Operating margin	19.6%	13.4%		19.9%	13.0%

Operating income in the Transportation Solutions segment increased $134 million and $330 million in the second quarter and first six months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023. Excluding the items below, operating income increased in the second quarter and first six months of fiscal 2024 primarily as a result of improved manufacturing productivity.

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$—	$—	$—	$2
Restructuring and other charges, net	19	78	33	152
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	3	—
Total	$19	$78	$36	$154

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 31,		March 29,		March 31,
	2024		2023		2024		2023

	($ in millions)
Industrial equipment	$356	32%	$461	38%	$686	32%	$895	39%
Aerospace, defense, and marine	342	30	298	25	632	29	562	25
Energy	234	20	233	20	439	20	422	19
Medical	211	18	199	17	411	19	372	17
Total	$1,143	100%	$1,191	100%	$2,168	100%	$2,251	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2024						Change in Net Sales for the Six Months Ended March 29, 2024
	versus Net Sales for the Quarter Ended March 31, 2023						versus Net Sales for the Six Months Ended March 31, 2023
	Net Sales		Organic Net Sales			Acquisitions	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(105)	(22.8)%	$(131)	(28.4)%	$(3)	$29	$(209)	(23.4)%	$(246)	(27.4)%	$8	$29
Aerospace, defense, and marine	44	14.8	51	17.0	—	(7)	70	12.5	84	14.9	4	(18)
Energy	1	0.4	1	0.6	(10)	10	17	4.0	4	1.0	(7)	20
Medical	12	6.0	12	6.0	—	—	39	10.5	39	10.5	—	—
Total	$(48)	(4.0)%	$(67)	(5.6)%	$(13)	$32	$(83)	(3.7)%	$(119)	(5.3)%	$5	$31

In the Industrial Solutions segment, net sales decreased $48 million, or 4.0%, in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 due primarily to organic net sales declines of 5.6%, partially offset by the net positive impact of 2.7% from acquisitions and a divestiture. Pricing actions initiated in fiscal 2023 positively affected organic net sales by $45 million in the second quarter of fiscal 2024. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 28.4% in the second quarter of fiscal 2024 with declines across all regions and reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 17.0% in the second quarter of fiscal 2024 primarily as a result of growth in the commercial aerospace and defense markets.
●	Energy—Our organic net sales increased 0.6% in the second quarter of fiscal 2024 as a result of growth in the Americas region, partially offset by declines in the Asia–Pacific and EMEA regions.
●	Medical—Our organic net sales increased 6.0% in the second quarter of fiscal 2024 due primarily to growth in interventional medical applications.

Net sales in the Industrial Solutions segment decreased $83 million, or 3.7%, in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 due primarily to organic net sales declines of 5.3%, partially offset by the net positive impact of 1.4% from acquisitions and a divestiture. In the first six months of fiscal 2024, pricing actions initiated in fiscal 2023 positively affected organic net sales by $95 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 27.4% in the first six months of fiscal 2024 as a result of declines across all regions and reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 14.9% in the first six months of fiscal 2024 due to growth in all markets.
●	Energy—Our organic net sales increased 1.0% in the first six months of fiscal 2024 due to growth in the Americas region, partially offset by declines in the EMEA and Asia–Pacific regions.
●	Medical—Our organic net sales increased 10.5% in the first six months of fiscal 2024 as a result of growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$157	$134	$23	$298	$290	$8
Operating margin	13.7%	11.3%		13.7%	12.9%

Operating income in the Industrial Solutions segment increased $23 million and $8 million in the second quarter and first six months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023. Excluding the items below, operating income in the second quarter of fiscal 2024 was consistent with fiscal 2023 levels as lower volume was largely offset by the positive impact of prior year pricing actions. Excluding the items below, operating income decreased in the first six months of fiscal 2024 primarily as a result of lower volume and higher operating costs, partially offset by the positive impact of prior year pricing actions.

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$3	$7	$10	$13
Restructuring and other charges, net	13	33	19	46
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	1	—
Total	$16	$40	$30	$59

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 31,		March 29,		March 31,
	2024		2023		2024		2023

	($ in millions)
Data and devices	$273	62%	$288	59%	$552	63%	$617	61%
Appliances	167	38	198	41	321	37	391	39
Total	$440	100%	$486	100%	$873	100%	$1,008	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2024					Change in Net Sales for the Six Months Ended March 29, 2024
	versus Net Sales for the Quarter Ended March 31, 2023					versus Net Sales for the Six Months Ended March 31, 2023
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Decline		Decline		Translation	Decline		Decline		Translation

	($ in millions)
Data and devices	$(15)	(5.2)%	$(13)	(4.4)%	$(2)	$(65)	(10.5)%	$(63)	(10.2)%	$(2)
Appliances	(31)	(15.7)	(27)	(13.8)	(4)	(70)	(17.9)	(66)	(16.9)	(4)
Total	$(46)	(9.5)%	$(40)	(8.2)%	$(6)	$(135)	(13.4)%	$(129)	(12.8)%	$(6)

Net sales in the Communications Solutions segment decreased $46 million, or 9.5%, in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023 due primarily to organic net sales declines of 8.2%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 4.4% in the second quarter of fiscal 2024 as a result of market declines and reduced demand resulting from inventory corrections in the supply chain, partially offset by growth in cloud and artificial intelligence applications.
●	Appliances—Our organic net sales decreased 13.8% in the second quarter of fiscal 2024 due to market declines across all regions and reduced demand resulting from inventory corrections in the supply chain.

In the first six months of fiscal 2024, net sales in the Communications Solutions segment decreased $135 million, or 13.4%, as compared to the first six months of fiscal 2023 due primarily to organic net sales declines of 12.8%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 10.2% in the first six months of fiscal 2024 due to market declines and reduced demand resulting from inventory corrections in the supply chain, partially offset by growth in artificial intelligence applications.
●	Appliances—Our organic net sales decreased 16.9% in the first six months of fiscal 2024 as a result of market declines across all regions and reduced demand resulting from inventory corrections in the supply chain.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$68	$70	$(2)	$147	$134	$13
Operating margin	15.5%	14.4%		16.8%	13.3%

Operating income in the Communications Solutions segment decreased $2 million and increased $13 million in the second quarter and first six months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023. Excluding the items below, operating income in the second quarter of fiscal 2024 was consistent with fiscal 2023 levels as price erosion was largely offset by the favorable impact of product mix. Operating income decreased in the first six months of fiscal 2024 due primarily to price erosion and lower volume, partially offset by improved manufacturing productivity.

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$—	$1	$1	$2
Restructuring and other charges, net	8	8	9	32
Total	$8	$9	$10	$34

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payments of $350 million of 3.45% senior notes due in August 2024 and €550 million of 0.00% euro-denominated senior notes due in February 2025. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first six months of fiscal 2024, net cash provided by operating activities increased $214 million to $1,429 million from $1,215 million in the first six months of fiscal 2023. The increase resulted primarily from higher pre-tax income, partially offset by the impact of changes in working capital levels. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2024 and 2023 was $238 million and $223 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $318 million and $372 million in the first six months of fiscal 2024 and 2023, respectively. We expect fiscal 2024 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2024, we acquired one business for a cash purchase price of $339 million, net of cash acquired. We acquired one business for a cash purchase price of $108 million, net of cash acquired, during the first six months of fiscal 2023. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

During the first six months of fiscal 2024, we received net cash proceeds of $38 million related to the sale of one business. We received net cash proceeds of $51 million related to the sale of two businesses during the first six months of fiscal 2023. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities and Capitalization

Total debt at March 29, 2024 and September 29, 2023 was $4,196 million and $4,211 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

As of March 29, 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $291 million of commercial paper outstanding at a weighted-average interest rate of 5.50%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at September 29, 2023.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in April 2024 with aggregate commitments of $1.5 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in April 2029 and permits, subject to conditions set forth therein, our contemplated merger and change in jurisdiction of incorporation. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the merger and change in our jurisdiction of incorporation. TEGSA had no borrowings under the Replaced Credit Facility at March 29, 2024 or September 29, 2023.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 29, 2024, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $365 million and $355 million in the first six months of fiscal 2024 and 2023, respectively.

In March 2024, our shareholders approved a dividend payment to shareholders of $2.60 per share, payable in four equal quarterly installments of $0.65 per share beginning in the third quarter of fiscal 2024 and ending in the second quarter of fiscal 2025.

During the first six months of fiscal 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately six million of our common shares for $826 million and approximately four million of our common shares for $432 million under the share repurchase program during the first six months of fiscal 2024 and 2023, respectively. At March 29, 2024, we had $1.4 billion of availability remaining under our share repurchase authorization.

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

	March 29,	September 29,
	2024	2023

	(in millions)
Balance Sheet Data:
Total current assets	$1,077	$1,632
Total noncurrent assets(1)	3,625	2,857

Total current liabilities	2,157	1,303
Total noncurrent liabilities(2)	13,231	7,592
(1)	Includes $3,588 million and $2,783 million as of March 29, 2024 and September 29, 2023, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $10,241 million and $4,056 million as of March 29, 2024 and September 29, 2023, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Six Months Ended	Fiscal Year Ended
	March 29,	September 29,
	2024	2023

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(48)	$(606)
Net loss	(48)	(606)

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

At March 29, 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $180 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of March 29, 2024, we had $25 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023. There were no significant changes to this information during the first six months of fiscal 2024.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;

●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflict in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares;
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals; and

●	risks associated with the proposed change in our jurisdiction of incorporation to Ireland.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2024. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 29, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended March 29, 2024:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
December 30, 2023–January 26, 2024	893,745	$134.57	893,796	$1,695,479,687
January 27–March 1, 2024	1,109,848	142.67	1,104,599	1,537,893,156
March 2–March 29, 2024	908,132	141.94	908,132	1,408,990,414
Total	2,911,725	139.96	2,906,527
(1)	These columns include the following transactions which occurred during the quarter ended March 29, 2024:
(i)	the acquisition of 5,198 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,906,527 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended March 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
2.1

Merger Agreement between TE Connectivity Ltd. and TE Connectivity plc (incorporated by reference to Exhibit 2.1 of TE Connectivity’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2024)

3.1

Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)

10.1

Second Amended and Restated Five-Year Senior Credit Agreement, dated as of April 24, 2024, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on April 25, 2024)

10.2	‡	TE Connectivity Ltd. 2024 Stock and Incentive Plan (incorporated by reference to Appendix B to TE Connectivity’s Proxy Statement, filed with the SEC on January 17, 2024)
10.3	‡

Amendment No. 1 to Employment Agreement between TE Connectivity Corporation and Terrence R. Curtin dated March 15, 2024 (incorporated by reference to Exhibit 10.2 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)

10.4	‡

Amendment No. 1 to Employment Agreement between TE Connectivity Corporation and Heath A. Mitts dated March 15, 2024 (incorporated by reference to Exhibit 10.3 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)

10.5	‡

Amendment No. 1 to Employment Agreement between TE Connectivity Corporation and Steven T. Merkt dated March 15, 2024 (incorporated by reference to Exhibit 10.4 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)

10.6	‡

Amendment No. 1 to Employment Agreement between TE Connectivity Corporation and Aaron K. Stucki dated March 15, 2024 (incorporated by reference to Exhibit 10.5 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)

10.7	‡

Amendment No. 1 to Employment Agreement between TE Connectivity Corporation and John S. Jenkins dated March 15, 2024 (incorporated by reference to Exhibit 10.6 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on March 18, 2024)

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

Date: April 26, 2024