Form 10-Q
period 2024-06-28
TE Connectivity Ltd.
filed 2024-07-29
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2024
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

The number of common shares outstanding as of July 19, 2024 was 303,918,662.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Net sales	$3,979	$3,998	$11,777	$11,999
Cost of sales	2,593	2,699	7,704	8,229
Gross margin	1,386	1,299	4,073	3,770
Selling, general, and administrative expenses	431	431	1,299	1,258
Research, development, and engineering expenses	189	176	546	534
Acquisition and integration costs	5	9	16	26
Restructuring and other charges, net	6	53	67	283
Operating income	755	630	2,145	1,669
Interest income	20	18	61	39
Interest expense	(18)	(20)	(55)	(61)
Other expense, net	(3)	(4)	(11)	(13)
Income from continuing operations before income taxes	754	624	2,140	1,634
Income tax (expense) benefit	(181)	(96)	778	(283)
Income from continuing operations	573	528	2,918	1,351
Income (loss) from discontinued operations, net of income taxes	—	—	(1)	7
Net income	$573	$528	$2,917	$1,358

Basic earnings per share:
Income from continuing operations	$1.87	$1.68	$9.47	$4.28
Income (loss) from discontinued operations	—	—	—	0.02
Net income	1.87	1.68	9.47	4.30

Diluted earnings per share:
Income from continuing operations	$1.86	$1.67	$9.41	$4.25
Income (loss) from discontinued operations	—	—	—	0.02
Net income	1.86	1.67	9.41	4.27

Weighted-average number of shares outstanding:
Basic	306	315	308	316
Diluted	308	317	310	318

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Net income	$573	$528	$2,917	$1,358
Other comprehensive income (loss):
Currency translation	(45)	(25)	5	358
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	1	(12)	4
Gains (losses) on cash flow hedges, net of income taxes	15	(42)	53	65
Other comprehensive income (loss)	(30)	(66)	46	427
Comprehensive income	543	462	2,963	1,785
Less: comprehensive (income) loss attributable to noncontrolling interests	1	(1)	(1)	(12)
Comprehensive income attributable to TE Connectivity Ltd.	$544	$461	$2,962	$1,773

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 28,	September 29,
	2024	2023

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,469	$1,661
Accounts receivable, net of allowance for doubtful accounts of $37 and $30, respectively	2,889	2,967
Inventories	2,669	2,552
Prepaid expenses and other current assets	686	712
Total current assets	7,713	7,892
Property, plant, and equipment, net	3,758	3,754
Goodwill	5,664	5,463
Intangible assets, net	1,177	1,175
Deferred income taxes	3,768	2,600
Other assets	818	828
Total assets	$22,898	$21,712
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$1,249	$682
Accounts payable	1,662	1,563
Accrued and other current liabilities	2,206	2,218
Total current liabilities	5,117	4,463
Long-term debt	2,953	3,529
Long-term pension and postretirement liabilities	720	728
Deferred income taxes	186	185
Income taxes	386	365
Other liabilities	781	787
Total liabilities	10,143	10,057
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	123	104
Shareholders' equity:
Common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, and 322,470,281 shares authorized and issued, respectively	139	142
Accumulated earnings	14,253	12,947
Treasury shares, at cost, 12,129,385 and 10,487,742 shares, respectively	(1,647)	(1,380)
Accumulated other comprehensive loss	(113)	(158)
Total shareholders' equity	12,632	11,551
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$22,898	$21,712

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended June 28, 2024
							Accumulated
							Other	Total	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at March 29, 2024	316	$139	(10)	$(1,295)	$—	$13,689	$(84)	$12,449	$5	$12,454
Net income	—	—	—	—	—	573	—	573	—	573
Other comprehensive loss	—	—	—	—	—	—	(29)	(29)	—	(29)
Share-based compensation expense	—	—	—	—	31	—	—	31	—	31
Dividends	—	—	—	—	—	6	—	6	—	6
Exercise of share options	—	—	1	19	—	—	—	19	—	19
Restricted share award vestings and other activity	—	—	—	38	(31)	(15)	—	(8)	—	(8)
Repurchase of common shares	—	—	(3)	(409)	—	—	—	(409)	—	(409)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance at June 28, 2024	316	$139	(12)	$(1,647)	$—	$14,253	$(113)	$12,632	$—	$12,632

	For the Nine Months Ended June 28, 2024
							Accumulated
							Other	Total	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 29, 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551	$—	$11,551
Noncontrolling interests associated with acquisition	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	2,917	—	2,917	—	2,917
Other comprehensive income	—	—	—	—	—	—	45	45	—	45
Share-based compensation expense	—	—	—	—	100	—	—	100	—	100
Dividends	—	—	—	—	—	(789)	—	(789)	—	(789)
Exercise of share options	—	—	1	52	—	—	—	52	—	52
Restricted share award vestings and other activity	—	—	—	169	(100)	(78)	—	(9)	—	(9)
Repurchase of common shares	—	—	(9)	(1,235)	—	—	—	(1,235)	—	(1,235)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Balance at June 28, 2024	316	$139	(12)	$(1,647)	$—	$14,253	$(113)	$12,632	$—	$12,632

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended June 30, 2023
							Accumulated
							Other	Total	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at March 31, 2023	322	$142	(7)	$(933)	$—	$11,824	$(13)	$11,020	$—	$11,020
Net income	—	—	—	—	—	528	—	528	—	528
Other comprehensive loss	—	—	—	—	—	—	(67)	(67)	—	(67)
Share-based compensation expense	—	—	—	—	32	—	—	32	—	32
Dividends	—	—	—	—	—	4	—	4	—	4
Exercise of share options	—	—	—	13	—	—	—	13	—	13
Restricted share award vestings and other activity	—	—	—	24	(32)	16	—	8	—	8
Repurchase of common shares	—	—	(1)	(189)	—	—	—	(189)	—	(189)
Balance at June 30, 2023	322	$142	(8)	$(1,085)	$—	$12,372	$(80)	$11,349	$—	$11,349

	For the Nine Months Ended June 30, 2023
							Accumulated
							Other	Total	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 30, 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802	$—	$10,802
Net income	—	—	—	—	—	1,358	—	1,358	—	1,358
Other comprehensive income	—	—	—	—	—	—	415	415	—	415
Share-based compensation expense	—	—	—	—	95	—	—	95	—	95
Dividends	—	—	—	—	—	(740)	—	(740)	—	(740)
Exercise of share options	—	—	—	33	—	—	—	33	—	33
Restricted share award vestings and other activity	—	—	1	89	(95)	13	—	7	—	7
Repurchase of common shares	—	—	(5)	(621)	—	—	—	(621)	—	(621)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—	—	—
Balance at June 30, 2023	322	$142	(8)	$(1,085)	$—	$12,372	$(80)	$11,349	$—	$11,349

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 28,	June 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net income	$2,917	$1,358
(Income) loss from discontinued operations, net of income taxes	1	(7)
Income from continuing operations	2,918	1,351
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	594	594
Deferred income taxes	(1,190)	(121)
Non-cash lease cost	100	106
Provision for losses on accounts receivable and inventories	70	82
Share-based compensation expense	100	95
Impairment of held for sale businesses	—	67
Other	53	85
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	82	(202)
Inventories	(127)	(323)
Prepaid expenses and other current assets	12	(30)
Accounts payable	99	68
Accrued and other current liabilities	(324)	(14)
Income taxes	28	51
Other	20	185
Net cash provided by operating activities	2,435	1,994
Cash flows from investing activities:
Capital expenditures	(467)	(538)
Proceeds from sale of property, plant, and equipment	12	3
Acquisition of businesses, net of cash acquired	(339)	(108)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	59	48
Other	(9)	22
Net cash used in investing activities	(744)	(573)
Cash flows from financing activities:
Net decrease in commercial paper	(21)	(82)
Proceeds from issuance of debt	—	499
Repayment of debt	(2)	(591)
Proceeds from exercise of share options	52	33
Repurchase of common shares	(1,301)	(674)
Payment of common share dividends to shareholders	(564)	(541)
Other	(39)	(30)
Net cash used in financing activities	(1,875)	(1,386)
Effect of currency translation on cash	(8)	8
Net increase (decrease) in cash, cash equivalents, and restricted cash	(192)	43
Cash, cash equivalents, and restricted cash at beginning of period	1,661	1,088
Cash, cash equivalents, and restricted cash at end of period	$1,469	$1,131

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

Change in Place of Incorporation

In March 2024, our board of directors approved a proposed change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the proposed change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we will be merged with and into TE Connectivity plc, which will be the surviving entity. The merger was approved by shareholders at a special general meeting in June 2024 and is subject to certain closing conditions. We expect to implement the change on or about September 30, 2024. Our shareholders will receive one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Upon completion of the merger, we will be organized under the laws of Ireland. We do not anticipate any material change in our operations or financial results as a result of the merger and change in place of incorporation.

Recently Issued Accounting Pronouncements

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued its final climate disclosure rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require all registrants to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things, material climate-related risks, activities to mitigate or adapt to such risks, governance and oversight of such risks, material climate targets and goals, and Scope 1 and/or Scope 2 greenhouse gas emissions, on a phased-in basis, when those emissions are material. In addition, the final rules require certain disclosures in the notes to the financial statements, including the effects of severe weather events and other natural conditions. The rules are effective for us on a phased-in timeline starting in fiscal 2026; however, in April 2024, the SEC issued an order to voluntarily stay its final climate rules pending the completion of judicial review thereof by the U.S. Court of Appeals for the Eighth Circuit. We are currently assessing the impact of the rules on our Consolidated Financial Statements.

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Restructuring charges, net	$16	$42	$57	$208
(Gain) loss on divestitures and impairment of held for sale businesses, net	(21)	10	(10)	72
Costs related to change in place of incorporation	3	—	11	—
Other charges, net	8	1	9	3
Restructuring and other charges, net	$6	$53	$67	$283

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Transportation Solutions	$9	$27	$26	$119
Industrial Solutions	6	11	22	53
Communications Solutions	1	4	9	36
Restructuring charges, net	$16	$42	$57	$208

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 29,		Changes in	Cash	Non-Cash	Currency	June 28,
	2023	Charges	Estimate	Payments	Items	Translation	2024

	(in millions)
Fiscal 2024 Actions:
Employee severance	$—	$24	$—	$(4)	$—	$—	$20
Fiscal 2023 Actions:
Employee severance	187	9	(14)	(61)	—	2	123
Facility and other exit costs	2	6	—	(8)	—	—	—
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	189	21	(14)	(69)	(6)	2	123
Pre-Fiscal 2023 Actions:
Employee severance	127	3	7	(56)	—	3	84
Facility and other exit costs	4	18	—	(12)	—	—	10
Property, plant, and equipment	—	(2)	—	—	2	—	—
Total	131	19	7	(68)	2	3	94
Total Activity	$320	$64	$(7)	$(141)	$(4)	$5	$237

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. During the nine months ended June 28, 2024, we recorded restructuring charges of $24 million in connection with this program. We expect to complete all restructuring actions commenced during the nine months ended June 28, 2024 by the end of fiscal 2025 and anticipate that additional charges related to actions commenced during the nine months ended June 28, 2024 will be insignificant.

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. In connection with this program, during the nine months ended June 28, 2024 and June 30, 2023, we recorded net restructuring charges of $7 million and $200 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2023 by the end of fiscal 2025 and to incur additional charges of approximately $10 million related primarily to employee severance and facility exit costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2023 program by segment as of June 28, 2024:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$147	$141	$6
Industrial Solutions	82	79	3
Communications Solutions	35	34	1
Total	$264	$254	$10

Pre-Fiscal 2023 Actions

During the nine months ended June 28, 2024 and June 30, 2023, we recorded net restructuring charges of $26 million and $8 million, respectively, related to pre-fiscal 2023 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2023 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 28,	September 29,
	2024	2023

	(in millions)
Accrued and other current liabilities	$197	$240
Other liabilities	40	80
Restructuring reserves	$237	$320

Divestitures

During the nine months ended June 28, 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million in the nine months ended June 28, 2024. Additionally, during the nine months ended June 30, 2023, we recorded a pre-tax impairment charge of $60 million when the business was reclassified to held for sale. The business sold was reported in our Transportation Solutions segment.

During the nine months ended June 30, 2023, we sold three businesses for net cash proceeds of $48 million. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $12 million. The businesses sold were both reported in our Industrial Solutions segment.

Change in Place of Incorporation

During the nine months ended June 28, 2024, we incurred costs of $11 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 for additional information regarding the change.

3. Acquisitions

During the quarter ended December 29, 2023, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. As a result of the transaction, we recognized a noncontrolling interest with a fair value of $5 million as of the acquisition date. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant. During the quarter ended June 28, 2024, we completed a squeeze-out of the remaining minority shareholders for $5 million and the Schaffner shares were delisted from the SIX Swiss Exchange.

We acquired one business for a cash purchase price of $108 million, net of cash acquired, during the nine months ended June 30, 2023. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	June 28,	September 29,
	2024	2023

	(in millions)
Raw materials	$351	$367
Work in progress	1,170	1,185
Finished goods	1,148	1,000
Inventories	$2,669	$2,552

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 29, 2023(1)	$1,478	$3,263	$722	$5,463
Acquisition	—	181	—	181
Currency translation and other	5	11	4	20
June 28, 2024(1)	$1,483	$3,455	$726	$5,664
(1)	At June 28, 2024 and September 29, 2023, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the nine months ended June 28, 2024, we recognized goodwill in the Industrial Solutions segment in connection with an acquisition. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	June 28, 2024			September 29, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,840	$(891)	$949	$1,720	$(806)	$914
Intellectual property	712	(500)	212	1,186	(938)	248
Other	23	(7)	16	19	(6)	13
Total	$2,575	$(1,398)	$1,177	$2,925	$(1,750)	$1,175

Intangible asset amortization expense was $41 million and $46 million for the quarters ended June 28, 2024 and June 30, 2023, respectively, and $126 million and $141 million for the nine months ended June 28, 2024 and June 30, 2023, respectively.

At June 28, 2024, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2024	$41
Fiscal 2025	159
Fiscal 2026	152
Fiscal 2027	133
Fiscal 2028	100
Fiscal 2029	93
Thereafter	499
Total	$1,177

7. Debt

As of June 28, 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $309 million of commercial paper outstanding at a weighted-average interest rate of 5.48%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at September 29, 2023.

During the nine months ended June 28, 2024, we reclassified €550 million of 0.00% euro-denominated senior notes due in February 2025 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in April 2024 with aggregate commitments of $1.5 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in April 2029 and permits, subject to conditions set forth therein, our contemplated merger and change in jurisdiction of incorporation. See Note 1 for additional information regarding the merger and change in our jurisdiction of incorporation. TEGSA had no borrowings under the Credit Facility at June 28, 2024 or the Replaced Credit Facility at September 29, 2023.

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

The fair value of our debt, based on indicative valuations, was approximately $4,079 million and $3,974 million at June 28, 2024 and September 29, 2023, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Operating lease cost	$33	$36	$100	$106
Variable lease cost	13	15	38	40
Total lease cost	$46	$51	$138	$146

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Nine Months Ended
	June 28,	June 30,
	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$105	$94

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	144	82
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 28, 2024, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $43 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 28, 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $185 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of June 28, 2024, we had $24 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $106 million and $109 million at June 28, 2024 and September 29, 2023, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $1,556 million and $1,709 million at June 28, 2024 and September 29, 2023, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $4,316 million and $3,806 million at June 28, 2024 and September 29, 2023, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.6% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2028, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 28,	September 29,
	2024	2023

	(in millions)
Prepaid expenses and other current assets	$88	$109
Other assets	47	79
Accrued and other current liabilities	5	4
Other liabilities	18	10

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$29	$8	$7	$(208)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	48	46	10	(110)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $459 million at both June 28, 2024 and September 29, 2023 and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 28,	September 29,
	2024	2023

	(in millions)
Prepaid expenses and other current assets	$32	$3
Other assets	2	—
Accrued and other current liabilities	6	21
Other liabilities	3	5

The impacts of our commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$23	$(42)	$62	$36
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	8	3	4	(35)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Operating expense:
Service cost	$6	$7	$2	$3
Other (income) expense:
Interest cost	16	14	10	10
Expected returns on plan assets	(12)	(12)	(10)	(10)
Amortization of net actuarial loss	1	1	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$10	$9	$3	$4

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Operating expense:
Service cost	$20	$20	$6	$7
Other (income) expense:
Interest cost	46	42	29	29
Expected returns on plan assets	(37)	(34)	(29)	(29)
Amortization of net actuarial loss	3	4	3	3
Amortization of prior service credit	(3)	(3)	—	—
Net periodic pension benefit cost	$29	$29	$9	$10

During the nine months ended June 28, 2024, we contributed $33 million and $20 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $181 million and $96 million for the quarters ended June 28, 2024 and June 30, 2023, respectively. The income tax expense for the quarter ended June 30, 2023 included a $19 million net income tax benefit related to a divestiture.

We recorded an income tax benefit of $778 million and expense of $283 million for the nine months ended June 28, 2024 and June 30, 2023, respectively. The income tax benefit for the nine months ended June 28, 2024 included an $874 million net income tax benefit associated with a ten-year tax credit obtained by a Swiss subsidiary and a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland. In addition, the income tax benefit for the nine months ended June 28, 2024 included a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes. The income tax expense for the nine months ended June 30, 2023 included a $19 million net income tax benefit related to a divestiture.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of June 28, 2024, approximately $30 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 28, 2024.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Basic	306	315	308	316
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	308	317	310	318

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Antidilutive share options	1	1	1	1

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

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Dividends paid per common share	$0.65	$0.59	$1.83	$1.71

In March 2024, our shareholders approved a dividend payment to shareholders of $2.60 per share, payable in four equal quarterly installments of $0.65 per share beginning in the third quarter of fiscal 2024 and ending in the second quarter of fiscal 2025.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to equity. At June 28, 2024 and September 29, 2023, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $594 million and $368 million, respectively.

Share Repurchase Program

During the nine months ended June 28, 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 28,	June 30,
	2024	2023

	(in millions)
Number of common shares repurchased	9	5
Repurchase value	$1,235	$621

At June 28, 2024, we had $1.0 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Share-based compensation expense	$31	$32	$100	$95

As of June 28, 2024, there was $160 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.7 years.

During the quarter ended December 29, 2023, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.9	$39.77
Restricted share awards	0.4	131.77
Performance share awards	0.2	131.77

In March 2024, our shareholders approved the TE Connectivity Ltd. 2024 Stock and Incentive Plan (the “2024 Plan”). The 2024 Plan replaces the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of December 12, 2023 (the “2007 Plan”), as the source of awards granted. No further awards will be granted under the 2007 Plan and all remaining shares available under the 2007 plan have been cancelled. As of June 28, 2024, we had 20 million shares available for issuance under the 2024 Plan.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	31%
Risk-free interest rate	4.6%
Expected annual dividend per share	$2.36
Expected life of options (in years)	5.3

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Transportation Solutions:
Automotive	$1,727	$1,747	$5,252	$5,191
Commercial transportation	363	403	1,103	1,156
Sensors	240	283	732	828
Total Transportation Solutions	2,330	2,433	7,087	7,175
Industrial Solutions:
Industrial equipment	353	423	1,039	1,318
Aerospace, defense, and marine	345	293	977	855
Energy	226	230	665	652
Medical	209	195	620	567
Total Industrial Solutions	1,133	1,141	3,301	3,392
Communications Solutions:
Data and devices	329	252	881	869
Appliances	187	172	508	563
Total Communications Solutions	516	424	1,389	1,432
Total	$3,979	$3,998	$11,777	$11,999
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$870	$1,011	$2,686	$2,869
Industrial Solutions	528	529	1,545	1,500
Communications Solutions	68	70	198	234
Total EMEA	1,466	1,610	4,429	4,603
Asia–Pacific:
Transportation Solutions	898	813	2,796	2,598
Industrial Solutions	158	182	459	567
Communications Solutions	277	220	714	756
Total Asia–Pacific	1,333	1,215	3,969	3,921
Americas:
Transportation Solutions	562	609	1,605	1,708
Industrial Solutions	447	430	1,297	1,325
Communications Solutions	171	134	477	442
Total Americas	1,180	1,173	3,379	3,475
Total	$3,979	$3,998	$11,777	$11,999
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Transportation Solutions	$498	$425	$1,443	$1,040
Industrial Solutions	153	150	451	440
Communications Solutions	104	55	251	189
Total	$755	$630	$2,145	$1,669

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

Change in Place of Incorporation

In March 2024, our board of directors approved a proposed change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the proposed change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we will be merged with and into TE Connectivity plc, which will be the surviving entity. The merger was approved by shareholders at a special general meeting in June 2024 and is subject to certain closing conditions. We expect to implement the change on or about September 30, 2024. Our shareholders will receive one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Upon completion of the merger, we will be organized under the laws of Ireland. We do not anticipate any material change in our operations or financial results as a result of the merger and change in place of incorporation.

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

Summary of Performance

●	Our net sales decreased 0.5% in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 with sales declines in the Transportation Solutions segment largely offset by sales increases in the Communications Solutions segment. In the first nine months of fiscal 2024, our net sales decreased 1.9% as compared to the first nine months of fiscal 2023 with declines across all three segments. On an organic basis, our net sales increased 1.7% and decreased 0.7% during the third quarter and first nine months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 4.2% in the third quarter of fiscal 2024 as a result of sales declines in all end markets. In the first nine months of fiscal 2024, our net sales decreased 1.2% with sales declines in the sensors and commercial transportation end markets, partially offset by increases in the automotive end market.
●	Industrial Solutions—Our net sales decreased 0.7% and 2.7% in the third quarter and first nine months of fiscal 2024, respectively, primarily as a result of sales declines in the industrial equipment end market, partially offset by sales increases in the aerospace, defense, and marine and the medical end markets.
●	Communications Solutions—Our net sales increased 21.7% in the third quarter of fiscal 2024 as a results of sales increases across all end markets. In the first nine months of fiscal 2024, our net sales decreased 3.0% due to sales declines in the appliances end market, partially offset by sales increases in the data and devices end market.
●	Net cash provided by operating activities was $2,435 million in the first nine months of fiscal 2024.

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

In recent years, we have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to mitigate increased costs and supply chain disruptions through productivity or price increases. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

We continue to monitor military conflict in certain parts of the world as well as escalating tensions in surrounding countries and associated sanctions. These did not have a significant impact on our business, financial condition, or results of operations during fiscal 2023 or the first nine months of fiscal 2024.

The COVID-19 pandemic had a global impact and resulted in business slowdowns or shutdowns, including systemic disruptions of global supply chains. The pandemic impacted certain aspects of our business, including certain of our operations in China in early fiscal 2023; however, we do not expect the pandemic to have a significant impact on our businesses globally in fiscal 2024.

Outlook

In the fourth quarter of fiscal 2024, we expect our net sales to be approximately $4.0 billion, down slightly from fourth quarter fiscal 2023 levels. Sales declines in the Transportation Solutions segment are expected to be largely offset by sales growth in the Communications Solutions segment. Additional information regarding expectations for our reportable segments is as follows:

●	Transportation Solutions—We expect our net sales in the automotive end market to decrease in the fourth quarter of fiscal 2024 as compared to the fourth quarter of fiscal 2023, primarily as a result of a divestiture. For full year fiscal 2024, we expect our sales in the automotive end market to benefit from slight growth in global vehicle production from fiscal 2023 levels. In the fourth quarter of fiscal 2024, we expect our net sales to decrease from the same period of fiscal 2023 in the commercial transportation end market as result of market declines.
●	Industrial Solutions—In the fourth quarter of fiscal 2024, we expect our net sales to increase from the same period of fiscal 2023 in the aerospace, defense, and marine end market due to ongoing market improvement.
Also, we expect our net sales to decline in the fourth quarter of fiscal 2024 from the same period of fiscal 2023 in the industrial equipment end market which continues to be negatively impacted by market weakness and inventory corrections in the supply chain.

●	Communications Solutions—In the fourth quarter of fiscal 2024, we expect our net sales to increase from the same period of fiscal 2023 in both the data and devices and the appliances end markets. We expect our sales in the data and devices end market to benefit from continuing momentum in artificial intelligence applications.

We expect diluted earnings per share from continuing operations to be approximately $1.80 per share in the fourth quarter of fiscal 2024. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $56 million and $0.03 per share, respectively, in the fourth quarter of fiscal 2024 as compared to the same period of fiscal 2023. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first quarter of fiscal 2024, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. The acquisition was reported as part of our Industrial Solutions segment from the date of acquisition. During the third quarter of fiscal 2024, we completed a squeeze-out of the remaining minority shareholders for $5 million and the Schaffner shares were delisted from the SIX Swiss Exchange. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Divestiture

During the first nine months of fiscal 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million in the first nine months of fiscal 2024. Additionally, during the first nine months of fiscal 2023, we recorded a pre-tax impairment charge of $60 million when the business was reclassified to held for sale. The business sold was reported in our Transportation Solutions segment. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 30,		June 28,		June 30,
	2024		2023		2024		2023

	($ in millions)
Transportation Solutions	$2,330	59%	$2,433	61%	$7,087	60%	$7,175	60%
Industrial Solutions	1,133	28	1,141	28	3,301	28	3,392	28
Communications Solutions	516	13	424	11	1,389	12	1,432	12
Total	$3,979	100%	$3,998	100%	$11,777	100%	$11,999	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 28, 2024						Change in Net Sales for the Nine Months Ended June 28, 2024
	versus Net Sales for the Quarter Ended June 30, 2023						versus Net Sales for the Nine Months Ended June 30, 2023
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Decline		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$(103)	(4.2)%	$(8)	(0.3)%	$(51)	$(44)	$(88)	(1.2)%	$81	1.1%	$(56)	$(113)
Industrial Solutions	(8)	(0.7)	(23)	(2.1)	(21)	36	(91)	(2.7)	(142)	(4.2)	(16)	67
Communications Solutions	92	21.7	100	23.7	(8)	—	(43)	(3.0)	(29)	(2.0)	(14)	—
Total	$(19)	(0.5)%	$69	1.7%	$(80)	$(8)	$(222)	(1.9)%	$(90)	(0.7)%	$(86)	$(46)

Net sales decreased $19 million, or 0.5%, in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. The decrease in net sales resulted primarily from the negative impact of foreign currency translation of 2.0% due to the weakening of certain foreign currencies, partially offset by organic net sales growth of 1.7%. Pricing actions positively affected organic net sales by $10 million in the third quarter of fiscal 2024.

In the first nine months of fiscal 2024, net sales decreased $222 million, or 1.9%, as compared to the first nine months of fiscal 2023 due primarily to organic net sales declines of 0.7% and the negative impact of foreign currency translation of 0.7% due to the weakening of certain foreign currencies. Pricing actions positively affected organic net sales by $91 million in the first nine months of fiscal 2024.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2024.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 30,		June 28,		June 30,
	2024		2023		2024		2023

	($ in millions)
EMEA	$1,466	37%	$1,610	41%	$4,429	37%	$4,603	38%
Asia–Pacific	1,333	33	1,215	30	3,969	34	3,921	33
Americas	1,180	30	1,173	29	3,379	29	3,475	29
Total	$3,979	100%	$3,998	100%	$11,777	100%	$11,999	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 28, 2024						Change in Net Sales for the Nine Months Ended June 28, 2024
	versus Net Sales for the Quarter Ended June 30, 2023						versus Net Sales for the Nine Months Ended June 30, 2023
	Net Sales		Organic Net Sales			Acquisition	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
EMEA	$(144)	(8.9)%	$(118)	(7.3)%	$(15)	$(11)	$(174)	(3.8)%	$(211)	(4.5)%	$60	$(23)
Asia–Pacific	118	9.7	165	13.5	(52)	5	48	1.2	175	4.4	(130)	3
Americas	7	0.6	22	1.9	(13)	(2)	(96)	(2.8)	(54)	(1.6)	(16)	(26)
Total	$(19)	(0.5)%	$69	1.7%	$(80)	$(8)	$(222)	(1.9)%	$(90)	(0.7)%	$(86)	$(46)

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Cost of sales	$2,593	$2,699	$(106)	$7,704	$8,229	$(525)
As a percentage of net sales	65.2%	67.5%		65.4%	68.6%

Gross margin	$1,386	$1,299	$87	$4,073	$3,770	$303
As a percentage of net sales	34.8%	32.5%		34.6%	31.4%

Gross margin increased $87 million in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 due primarily to improved manufacturing productivity and the favorable impact of product mix. In the first nine months of fiscal 2024, gross margin increased $303 million as compared to the same period of fiscal 2023 primarily as a result of improved manufacturing productivity and the positive impact of pricing actions, partially offset by lower volume.

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

		For the		For the
		Quarters Ended		Nine Months Ended
		June 28,	June 30,	June 28,	June 30,
	Measure	2024	2023	2024	2023
Copper	Lb.	$3.98	$4.04	$3.88	$4.12
Gold	Troy oz.	2,048	1,876	1,986	1,853
Silver	Troy oz.	25.71	22.83	24.06	23.45
Palladium	Troy oz.	1,418	2,219	1,470	2,211

We expect to purchase approximately 185 million pounds of copper, 100,000 troy ounces of gold, 2.1 million troy ounces of silver, and 10,000 troy ounces of palladium in fiscal 2024.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Selling, general, and administrative expenses	$431	$431	$—	$1,299	$1,258	$41
As a percentage of net sales	10.8%	10.8%		11.0%	10.5%

Restructuring and other charges, net	$6	$53	$(47)	$67	$283	$(216)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $41 million in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 due primarily to the impact of inflation, partially offset by savings attributable to prior restructuring actions.

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

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. We incurred net restructuring charges of $57 million during the first nine months of fiscal 2024. Annualized cost savings related to the fiscal 2024 actions commenced during the first nine months of fiscal 2024 are expected to be approximately $30 million and are expected to be fully realized by the end of fiscal 2026. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2024, we expect total restructuring charges to be approximately $100 million and total spending, which will be funded with cash from operations, to be approximately $200 million.

During the first nine months of fiscal 2024, we incurred costs of $11 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the change.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$755	$630	$125	$2,145	$1,669	$476
Operating margin	19.0%	15.8%		18.2%	13.9%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$5	$9	$16	$26
Restructuring and other charges, net	6	53	67	283
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	4	—
Total	$11	$62	$87	$309

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Interest income	$20	$18	$2	$61	$39	$22

Income tax expense (benefit)	181	96	85	(778)	283	(1,061)
Effective tax rate	24.0%	15.4%		(36.4)%	17.3%

Interest Income. Interest income increased $22 million in the first nine months of fiscal 2024 as compared to the same period of fiscal 2023 due to higher interest rates as well as an increase in our cash balances held and invested.

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

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 30,		June 28,		June 30,
	2024		2023		2024		2023

	($ in millions)
Automotive	$1,727	74%	$1,747	71%	$5,252	74%	$5,191	72%
Commercial transportation	363	16	403	17	1,103	16	1,156	16
Sensors	240	10	283	12	732	10	828	12
Total	$2,330	100%	$2,433	100%	$7,087	100%	$7,175	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2024						Change in Net Sales for the Nine Months Ended June 28, 2024
	versus Net Sales for the Quarter Ended June 30, 2023						versus Net Sales for the Nine Months Ended June 30, 2023
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Decline		Growth (Decline)		Translation	Divestiture	Growth (Decline)		Growth (Decline)		Translation	Divestiture

	($ in millions)
Automotive	$(20)	(1.1)%	$63	3.6%	$(39)	$(44)	$61	1.2%	$220	4.2%	$(46)	$(113)
Commercial transportation	(40)	(9.9)	(34)	(8.4)	(6)	—	(53)	(4.6)	(49)	(4.2)	(4)	—
Sensors	(43)	(15.2)	(37)	(13.1)	(6)	—	(96)	(11.6)	(90)	(10.9)	(6)	—
Total	$(103)	(4.2)%	$(8)	(0.3)%	$(51)	$(44)	$(88)	(1.2)%	$81	1.1%	$(56)	$(113)

Net sales in the Transportation Solutions segment decreased $103 million, or 4.2%, in the third quarter of fiscal 2024 from the third quarter of fiscal 2023 due primarily to the negative impact of foreign currency translation of 2.1% and the negative impact of 1.8% from a divestiture. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 3.6% in the third quarter of fiscal 2024 as a result of growth of 21.4% in the Asia–Pacific region, partially offset by declines of 7.8% in the EMEA region and 5.2% in the Americas region. Our organic net sales growth in the Asia–Pacific region was attributable primarily to vehicle production growth as well as increased content per vehicle. In the EMEA and Americas regions, our organic net sales declined primarily as a result of declines in vehicle production.
●	Commercial transportation—Our organic net sales decreased 8.4% in the third quarter of fiscal 2024 due primarily to market weakness in the EMEA region.

●	Sensors—Our organic net sales decreased 13.1% in the third quarter of fiscal 2024 as a result of market weakness in industrial applications and our strategic exit of certain lower margin and lower growth product lines.

In the first nine months of fiscal 2024, net sales in the Transportation Solutions segment decreased $88 million, or 1.2%, as compared to the first nine months of fiscal 2023 due to the negative impact of 1.5% from a divestiture and the negative impact of foreign currency translation of 0.8%, partially offset by organic net sales growth of 1.1%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 4.2% in the first nine months of fiscal 2024 with growth of 15.4% in the Asia–Pacific region, partially offset by declines of 3.8% in the Americas region and 3.4% in the EMEA region. Our organic net sales growth in the Asia–Pacific region resulted from vehicle production growth as well as increased content per vehicle. In the Americas and EMEA regions, our organic net sales were impacted by essentially flat vehicle production levels compared to prior year and a shift in platform mix consistent with consumer demand.
●	Commercial transportation—Our organic net sales decreased 4.2% in the first nine months of fiscal 2024 as a result of declines in the EMEA and Americas regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 10.9% in the first nine months of fiscal 2024 due to market weakness in industrial applications and our strategic exit of certain lower margin and lower growth product lines.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$498	$425	$73	$1,443	$1,040	$403
Operating margin	21.4%	17.5%		20.4%	14.5%

Operating income in the Transportation Solutions segment increased $73 million and $403 million in the third quarter and first nine months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023. Excluding the items below, operating income increased in the third quarter and first nine months of fiscal 2024 primarily as a result of improved manufacturing productivity.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$—	$—	$—	$2
Restructuring and other charges (credits), net	(8)	27	25	179
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	3	—
Total	$(8)	$27	$28	$181

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 30,		June 28,		June 30,
	2024		2023		2024		2023

	($ in millions)
Industrial equipment	$353	31%	$423	37%	$1,039	31%	$1,318	39%
Aerospace, defense, and marine	345	31	293	26	977	30	855	25
Energy	226	20	230	20	665	20	652	19
Medical	209	18	195	17	620	19	567	17
Total	$1,133	100%	$1,141	100%	$3,301	100%	$3,392	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2024						Change in Net Sales for the Nine Months Ended June 28, 2024
	versus Net Sales for the Quarter Ended June 30, 2023						versus Net Sales for the Nine Months Ended June 30, 2023
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	Acquisition	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(70)	(16.5)%	$(98)	(23.6)%	$(8)	$36	$(279)	(21.2)%	$(344)	(26.2)%	$—	$65
Aerospace, defense, and marine	52	17.7	53	18.7	(1)	—	122	14.3	137	16.2	3	(18)
Energy	(4)	(1.7)	8	3.4	(12)	—	13	2.0	12	1.8	(19)	20
Medical	14	7.2	14	7.0	—	—	53	9.3	53	9.4	—	—
Total	$(8)	(0.7)%	$(23)	(2.1)%	$(21)	$36	$(91)	(2.7)%	$(142)	(4.2)%	$(16)	$67

In the Industrial Solutions segment, net sales decreased $8 million, or 0.7%, in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 due to organic net sales declines of 2.1% and the negative impact of foreign currency translation of 1.8%, partially offset by the positive impact of 3.2% from an acquisition. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 23.6% in the third quarter of fiscal 2024 with declines across all regions and reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 18.7% in the third quarter of fiscal 2024 as a result of growth in all markets.
●	Energy—Our organic net sales increased 3.4% in the third quarter of fiscal 2024 as a result of growth in the Americas and EMEA regions, partially offset by declines in the Asia–Pacific region.
●	Medical—Our organic net sales increased 7.0% in the third quarter of fiscal 2024 due primarily to growth in interventional medical applications.

Net sales in the Industrial Solutions segment decreased $91 million, or 2.7%, in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 due primarily to organic net sales declines of 4.2%, partially offset by the net positive impact of 2.0% from acquisitions and a divestiture. In the first nine months of fiscal 2024, pricing actions positively affected organic net sales by $131 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 26.2% in the first nine months of fiscal 2024 as a result of declines across all regions and reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 16.2% in the first nine months of fiscal 2024 due to growth in all markets.
●	Energy—Our organic net sales increased 1.8% in the first nine months of fiscal 2024 due to growth in the Americas region, partially offset by declines in the Asia–Pacific and EMEA regions.
●	Medical—Our organic net sales increased 9.4% in the first nine months of fiscal 2024 primarily as a result of growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$153	$150	$3	$451	$440	$11
Operating margin	13.5%	13.1%		13.7%	13.0%

Operating income in the Industrial Solutions segment increased $3 million and $11 million in the third quarter and first nine months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023. Excluding the items below, operating income decreased in the third quarter and first nine months of fiscal 2024 primarily as a result of lower volume and higher operating costs, partially offset by the positive impact of pricing actions.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$5	$8	$15	$21
Restructuring and other charges, net	13	22	32	68
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	1	—
Total	$18	$30	$48	$89

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 30,		June 28,		June 30,
	2024		2023		2024		2023

	($ in millions)
Data and devices	$329	64%	$252	59%	$881	63%	$869	61%
Appliances	187	36	172	41	508	37	563	39
Total	$516	100%	$424	100%	$1,389	100%	$1,432	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2024					Change in Net Sales for the Nine Months Ended June 28, 2024
	versus Net Sales for the Quarter Ended June 30, 2023					versus Net Sales for the Nine Months Ended June 30, 2023
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Data and devices	$77	30.6%	$80	31.8%	$(3)	$12	1.4%	$17	2.0%	$(5)
Appliances	15	8.7	20	11.7	(5)	(55)	(9.8)	(46)	(8.2)	(9)
Total	$92	21.7%	$100	23.7%	$(8)	$(43)	(3.0)%	$(29)	(2.0)%	$(14)

Net sales in the Communications Solutions segment increased $92 million, or 21.7%, in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 due primarily to organic net sales growth of 23.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 31.8% in the third quarter of fiscal 2024 primarily as a result of growth in cloud and artificial intelligence applications and market improvements.
●	Appliances—Our organic net sales increased 11.7% in the third quarter of fiscal 2024 due primarily to growth in the Americas and Asia–Pacific regions.

In the first nine months of fiscal 2024, net sales in the Communications Solutions segment decreased $43 million, or 3.0%, as compared to the first nine months of fiscal 2023 due primarily to organic net sales declines of 2.0%. In the first nine months of fiscal 2024, price erosion negatively affected organic net sales by $41 million. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 2.0% in the first nine months of fiscal 2024 due to growth in cloud and artificial intelligence applications, partially offset by market declines and reduced demand resulting from inventory corrections in the supply chain in the first half of the year.
●	Appliances—Our organic net sales decreased 8.2% in the first nine months of fiscal 2024 as a result of market declines across all regions and reduced demand resulting from inventory corrections in the supply chain in the first half of the year.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Operating income	$104	$55	$49	$251	$189	$62
Operating margin	20.2%	13.0%		18.1%	13.2%

Operating income in the Communications Solutions segment increased $49 million and $62 million in the third quarter and first nine months of fiscal 2024, respectively, as compared to the same periods of fiscal 2023. Excluding the items below, operating income increased in the third quarter of fiscal 2024 primarily as a result of higher volume. Excluding the items below, operating income increased in the first nine months of fiscal 2024 due primarily to improved manufacturing productivity and the favorable impact of product mix, partially offset by price erosion.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

	(in millions)
Acquisition and integration costs	$—	$1	$1	$3
Restructuring and other charges, net	1	4	10	36
Total	$1	$5	$11	$39

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

Cash Flows from Operating Activities

In the first nine months of fiscal 2024, net cash provided by operating activities increased $441 million to $2,435 million from $1,994 million in the first nine months of fiscal 2023. The increase resulted primarily from higher pre-tax income and the impact of changes in working capital levels. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2024 and 2023 was $384 million and $354 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $467 million and $538 million in the first nine months of fiscal 2024 and 2023, respectively. We expect fiscal 2024 capital spending levels to be approximately 4% to 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2024, we acquired one business for a cash purchase price of $339 million, net of cash acquired. We acquired one business for a cash purchase price of $108 million, net of cash acquired, during the first nine months of fiscal 2023. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

During the first nine months of fiscal 2024, we received net cash proceeds of $59 million related to the sale of one business. We received net cash proceeds of $48 million related to the sale of three businesses during the first nine months of fiscal 2023. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities and Capitalization

Total debt at June 28, 2024 and September 29, 2023 was $4,202 million and $4,211 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

As of June 28, 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $309 million of commercial paper outstanding at a weighted-average interest rate of 5.48%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at September 29, 2023.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in April 2024 with aggregate commitments of $1.5 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in April 2029 and permits, subject to conditions set forth therein, our contemplated merger and change in jurisdiction of incorporation. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the merger and change in our jurisdiction of incorporation. TEGSA had no borrowings under the Credit Facility at June 28, 2024 or the Replaced Credit Facility at September 29, 2023.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 28, 2024, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $564 million and $541 million in the first nine months of fiscal 2024 and 2023, respectively.

In March 2024, our shareholders approved a dividend payment to shareholders of $2.60 per share, payable in four equal quarterly installments of $0.65 per share beginning in the third quarter of fiscal 2024 and ending in the second quarter of fiscal 2025.

During the first nine months of fiscal 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately nine million of our common shares for $1,235 million and approximately five million of our common shares for $621 million under the share repurchase program during the first nine months of fiscal 2024 and 2023, respectively. At June 28, 2024, we had $1.0 billion of availability remaining under our share repurchase authorization.

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

	June 28,	September 29,
	2024	2023

	(in millions)
Balance Sheet Data:
Total current assets	$1,363	$1,632
Total noncurrent assets(1)	2,379	2,857

Total current liabilities	1,972	1,303
Total noncurrent liabilities(2)	7,177	7,592
(1)	Includes $2,336 million and $2,783 million as of June 28, 2024 and September 29, 2023, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $4,208 million and $4,056 million as of June 28, 2024 and September 29, 2023, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 28,	September 29,
	2024	2023

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(57)	$(606)
Net loss	(57)	(606)

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

At June 28, 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $185 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of June 28, 2024, we had $24 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023. There were no significant changes to this information during the first nine months of fiscal 2024.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflict in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;

●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares;
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals; and
●	risks associated with the change in our jurisdiction of incorporation to Ireland.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2024. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 28, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 28, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended June 28, 2024:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
March 30–April 26, 2024	917,228	$143.27	917,228	$1,277,579,916
April 27–May 31, 2024	1,071,981	146.97	1,052,689	1,122,924,455
June 1–June 28, 2024	824,897	149.48	824,897	999,619,364
Total	2,814,106	146.50	2,794,814
(1)	These columns include the following transactions which occurred during the quarter ended June 28, 2024:
(i)	the acquisition of 19,292 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 2,794,814 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended June 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

Date: July 29, 2024