Form 10-K
period 2024-09-27
TE Connectivity plc
filed 2024-11-12
CIK 1385157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260

(Commission File Number)

TE CONNECTIVITY PLC

(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-1779916 (I.R.S. Employer Identification No.)	+353 91 378 040 (Registrant’s telephone number)
Parkmore Business Park West, Parkmore, H91VN2T Ballybrit, Galway, Ireland (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01	TEL	New York Stock Exchange
0.00% Senior Notes due 2025*	TEL/25	New York Stock Exchange
0.00% Senior Notes due 2029*	TEL/29	New York Stock Exchange

*Issued by Tyco Electronics Group S.A., an indirect wholly-owned subsidiary of TE Connectivity plc

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

The aggregate market value of the common shares of TE Connectivity Ltd., the predecessor of the registrant, held by non-affiliates was $44.5 billion as of March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of ordinary shares outstanding as of November 7, 2024 was 299,162,134.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2025 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TE CONNECTIVITY PLC

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

© 2024 TE Connectivity plc. All rights reserved.

ITEM 1. BUSINESS

General

We are a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, renewable energy, automated factories, data centers, medical technology, and more. References in this report to “TE Connectivity,” the “Company,” “we,” “us,” or “our” refer to TE Connectivity Ltd. before September 30, 2024 and to TE Connectivity plc on or after September 30, 2024.

We became an independent, publicly traded company in 2007; however, through our predecessor companies, we trace our foundations in the connectivity business back to 1941. During fiscal 2024, we were organized under the laws of Switzerland and the rights of holders of our shares were governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

In fiscal 2024, our board of directors and shareholders approved a change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we were merged with and into TE Connectivity plc, which was the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. The merger and change in jurisdiction of incorporation were completed on September 30, 2024. Effective for fiscal 2025, we are organized under the laws of Ireland. We do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation. See Notes 1 and 21 to the Consolidated Financial Statements for additional information regarding the change in place of incorporation.

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2024, 2023, and 2022 ended on September 27, 2024, September 29, 2023, and September 30, 2022, respectively. Fiscal 2024 and 2023 were each 52 weeks in length. Fiscal 2022 was 53 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks.

Segments

During fiscal 2024, we operated through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. We believe our three segments served a combined market of approximately $190 billion as of fiscal year end 2024.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2024	2023	2022
Transportation Solutions	60%	60%	56%
Industrial Solutions	28	28	28
Communications Solutions	12	12	16
Total	100%	100%	100%

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

Transportation Solutions

The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components, sensors, relays, antennas, and application tooling. The Transportation Solutions segment’s products, which must withstand harsh conditions, are used in the following end markets:

●	Automotive (75% of segment’s net sales)—We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.
●	Commercial transportation (15% of segment’s net sales)—We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.
●	Sensors (10% of segment’s net sales)—We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, interventional medical components, relays, heat shrink tubing, and wire and cable. The Industrial Solutions segment’s products are used in the following end markets:

●	Industrial equipment (30% of segment’s net sales)—Our products are used in factory and warehouse automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our building automation and smart city infrastructure products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment.
●	Aerospace, defense, and marine (30% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Energy (21% of segment’s net sales)—Our products are used by electric power utilities, OEMs, and engineering procurement construction companies serving the electrical power grid and renewables industries. They include a wide range of insulation, protection, and connection solutions for electrical power generation, transmission, distribution, and industrial markets.
●	Medical (19% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.

The Industrial Solutions segment competes primarily against Amphenol, Hubbell, Carlisle Companies, Integer Holdings, Esterline, Molex, and Omron.

Communications Solutions

The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components, antennas, and heat shrink tubing. The Communications Solutions segment’s products are used in the following end markets:

•

Data and devices (65% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, virtual reality and artificial intelligence/machine learning applications to help our customers meet their current challenges and future innovations.

•

Appliances (35% of segment’s net sales)—We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

The Communications Solutions segment’s major competitors include Amphenol, Molex, JST, and Korea Electric Terminal (KET).

New Segment Structure Effective for Fiscal 2025

Effective for the first quarter of fiscal 2025, we will reorganize our management and segments to align the organization around our fiscal 2025 strategy. In this Annual Report, results for fiscal 2024 and prior periods are reported on the basis under which we managed our business in fiscal 2024 and do not reflect the fiscal 2025 segment reorganization. See Note 21 to the Consolidated Financial Statements for additional information regarding our new segment structure.

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

No single customer accounted for a significant amount of our net sales in fiscal 2024, 2023, or 2022.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2024	2023	2022
Europe/Middle East/Africa (“EMEA”)	37%	39%	35%
Asia–Pacific	34	32	35
Americas	29	29	30
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 130 countries primarily through direct selling efforts to manufacturers. In fiscal 2024, our direct sales represented approximately 80% of total net sales. We also sell our products indirectly via third-party distributors.

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

Customer orders and demand may fluctuate as a result of economic and market conditions, including supply chain disruptions and inflationary cost pressures. Backlog by reportable segment was as follows:

	Fiscal Year End
	2024	2023

	(in millions)
Transportation Solutions	$2,543	$2,981
Industrial Solutions	2,518	2,448
Communications Solutions	978	617
Total	$6,039	$6,046

We expect that the majority of our backlog at fiscal year end 2024 will be filled during fiscal 2025. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We have experienced, and expect to continue to experience, downward pressure on prices. However, as a result of increased costs, certain of our businesses implemented price increases in recent years.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2024, we employed approximately 87,000 people worldwide, including contract employees. Approximately 35,000 were in the EMEA region, 26,000 were in the Asia–Pacific region, and 26,000 were in the Americas region. Of our total employees, approximately 51,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company’s success.

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

We embrace diversity and inclusion. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences. We are committed to a work environment where all employees are engaged, feel differences are valued and mutually-respected, and believe that all opinions count. To drive our business outcomes globally, we believe we must build a workforce and supplier network that represents our global markets and the customers we serve. As such, our people reflect our customers and markets. Our employees are in over 50 countries representing approximately 145 nationalities, and our total employee population is approximately 40% women. Additionally, during fiscal 2024, we achieved our fiscal 2026 goal of having at least 30% of leadership roles filled by women. Our employee resource groups (“ERGs”) are company-sponsored, voluntary, employee-led groups that focus on diverse talent segments or shared experiences of employees. These groups apply those perspectives to create value for our company as a whole. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2024, we had eight ERGs—ALIGN (lesbian, gay, bisexual, transgender, and queer employees (LGBTQ+) and their allies), Women in Networking, TE Young Professionals, African Heritage, Asian Heritage, Latin Heritage, THRIVE (employees with mental, emotional, and physical disabilities and their allies), and TE Veterans. Our ERGs have over 10,500 members worldwide.

During fiscal 2024, we conducted our fifth annual employee engagement survey, which was a fully digital, enterprise-wide survey available in 21 languages and focused on measuring engagement, inclusion, wellbeing, and leadership effectiveness. We had a participation rate of 87% in fiscal 2024 and year over year improvement in all four indices of engagement, inclusion, wellbeing, and leadership effectiveness. Our engagement and inclusion scores were once again favorable when compared to Glint Inc.’s external global manufacturing benchmark. By fiscal 2025, we aspire to be in the top tier of this benchmark on engagement and inclusion.

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

We are committed to the safety, health, well-being, and human rights of our employees. We continuously evaluate opportunities to raise safety and health standards through our environmental, health, and safety teams. Our All in on Safety initiative asks employees to complete training, review our safety policies, and sign a personal commitment to uphold a safe work environment. We aspire to be an incident-free workplace and, as such, we have compliance audits and internal processes in place to stay ahead of workplace hazards. We reduced our Occupational Safety and Health Administration (“OSHA”) total recordable incident rate—a rate equivalent to the number of incidents per 100 employees or 200,000 work hours—to 0.11 in fiscal 2024. We remain focused on the protection of global human rights and have instituted several policies to guide us including our global human rights policy and our human trafficking and modern slavery policy. During fiscal 2024, we created a Human Rights Steering Committee of cross-functional leaders to assess and mitigate the areas of greatest risk for our operations and value chain, and we have developed a roadmap to strengthen our human rights approach. We apply high standards of human rights and require that our suppliers do the same.

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

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating GHG emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2024, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $43 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2025 for environmental control facilities or other costs of compliance with laws or regulations relating to GHG emissions.

Sustainability

We look to build on our strong foundation of environmental sustainability in our operations. Our One Connected World strategy guides how we balance investor and customer expectations and drive improved environmental sustainability.

Our sustainability initiatives began several years ago and have continued to evolve. From fiscal 2020 to 2024, we achieved more than a 20% reduction in energy use intensity, more than a 20% reduction in total water withdrawal, and more than a 70% reduction in absolute GHG emissions for Scopes 1 and 2. We have challenged ourselves to find new ways to continue to drive sustainability improvements. We have also committed to near-term, company-wide GHG emissions reductions in line with climate science and Science Based Targets initiative (“SBTi”) objectives. These reduction goals were validated by SBTi and we are currently listed on their “Companies Taking Action” target dashboard which shows companies and financial institutions that have set science-based targets, or have committed to developing such targets. Our mid-term goals and long-term ambitions, certain of which have already been achieved, include the following:

		Targeted Fiscal Year
	Baseline Fiscal Year	of Achievement
70%+ reduction in absolute GHG emissions for Scopes 1 and 2	2020	2030
30% reduction in absolute GHG emissions for Scope 3	2022	2032
15% reduction in water withdrawals at target sites with extremely high and high water stress	2021	2025
15% reduction in hazardous waste disposed	2021	2025
80% renewable electricity use in our operations	n/a	2025

We continue to assess our goals and ambitions and periodically update our environmental commitments.

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

Additional information regarding our sustainability initiatives and progress is available in our annual Corporate Responsibility Report located on our website at www.te.com under the heading “Corporate Responsibility.” The contents of our Corporate Responsibility Report are not incorporated by reference in this Annual Report on Form 10-K.

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

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2024 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease. In recent years, the strength of the U.S. dollar has generally increased as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars.

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

Our operations and those of our suppliers and customers, and the supply chains that support their operations, have been and may be in the future vulnerable to interruption by natural disasters such as hurricanes, earthquakes, tsunamis, typhoons, tornados, or floods, which may be exacerbated by the effects of climate change; other disasters such as fires, explosions, acts of terrorism, or war, including the continuing military conflicts in certain parts of the world; disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. These events could cause some of our operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost business and sales, changing costs or availability of insurance, and/or property damage or harm to our people, each and all of which could have an adverse effect on our business operations, financial condition, and results of operations. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

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

•

instability in economic or political conditions, including elections, sovereign debt levels, government shutdowns, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts, including the continuing military conflicts in certain parts of the world; and

•	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China, including 18 principal manufacturing sites. In addition, approximately 20% of our net sales in fiscal 2024 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and China, including with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. The current political climate has intensified concerns about trade tensions between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, increased trade barriers, tariffs, or restrictions, or interpretation of Chinese law.

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

Although we are an Irish company, application of certain U.S. tax law ownership attribution rules may cause non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

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

Approximately 44% of our net sales for fiscal 2024 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers. Further, work stoppages or slowdowns experienced by our customers in the automotive industry could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles.

During fiscal 2024, approximately 9% of our net sales were to customers in both the commercial transportation and the industrial equipment end markets. The commercial transportation industry is impacted by the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets. Demand in the industrial equipment industry is dependent upon economic conditions, including customer investment in factory and warehouse automation, process control systems, and building automation and smart city infrastructure, as well as market conditions in the rail transportation, lighting, and other major industrial markets we serve.

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

The pace of technological change is increasing at an exponential rate. The continued creation, development, and advancement of new technologies such as artificial intelligence (“AI”), blockchain, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, and augmented reality, as well as other technologies in the future that are not foreseen today, continue to transform our processes, products, and services.

In order to remain competitive, we will need to stay abreast of such technologies, require our employees to continue to learn and adapt to new technologies, be able to integrate them into our current and future business models, products, services, and processes, and also guard against existing and new competitors disrupting their business using such technologies. Our strategy, value creation model, operating model, and innovation ecosystem have important technological elements and certain of our products and offerings are based on technological advances, including AI, machine learning, advanced analytics, and the Internet of Things. Increasing use of AI may expose us to social and ethical issues, which may result in reputational harm and liability. In addition, we will need to compete for talent in a competitive market that is familiar with such technologies including upskilling our workforce. There can be no assurance we will continue to compete effectively with our industry peers due to technological changes, which could result in a material adverse effect on our business and results of operations.

Risks and uncertainties related to the development and use of AI could harm our business, damage our reputation, or give rise to legal or regulatory action.

AI technologies are complex and rapidly evolving, and we face significant competition, including from our own clients, who may develop their own internal AI-related capabilities, which can lead to reduced demand for our products. The development, adoption, and use of AI technologies is still in the early stages and involve significant risks and uncertainties, which may expose us to legal, reputational, and financial harm. AI algorithms and training methodologies may be flawed, and datasets may be overbroad, insufficient, or contain biased information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and health and safety, among others, and also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, or ethical concerns that could adversely affect our business, reputation, or financial results.

Pressure to lower our prices has and may in the future result in price erosion.

We have experienced, and may in the future experience, pressure to lower our prices. Although pricing actions initiated in recent years have positively impacted our net sales, we have historically experienced price erosion averaging from 1% to 2% each year. To maintain our margins, we must continue to reduce our costs by similar amounts. We cannot provide assurance that pressure to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

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

The life cycles of certain of our products can be very short relative to their development cycle. As a result, the resources devoted to product sales and marketing may not result in material revenue and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover and we were not able to compensate for those expenses, our gross margin, results of operations, financial position, and cash flows could be materially and adversely affected.

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

We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, palladium, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of many of these raw materials continue to increase and fluctuations may persist in the future. In addition, feedstock for resins and resins themselves, as well as certain other commodities, are increasingly subject to varied and unrelated force majeure events worldwide further impacting price and availability. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions, and inflationary cost pressures. If we have difficulty obtaining raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

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

The market price of our shares may fluctuate widely.

The market price of our shares may fluctuate widely, depending upon many factors, including:

•	our quarterly or annual earnings;
•	quarterly or annual sales or earnings guidance that we may provide or changes thereto;
•	actual or anticipated fluctuations in our operating results;
•	volatility in financial markets and market fluctuations caused by global and regional economic conditions and investors’ concerns about potential risks to future economic growth;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	tax legislative and regulatory actions and proposals in the U.S., the EU, and other jurisdictions;
•	announcements by us or our competitors of significant acquisitions or dispositions; and
•	the operating and stock price performance of comparable companies and companies that serve end markets important to our business.

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

We also must comply with applicable trade regulations in the jurisdictions where we operate. A small portion of our products, including defense-related products, may require governmental import and export licenses, the issuance of which may be influenced by geopolitical and other events. Any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows. In this regard, we have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We have also been contacted by the U.S. Department of Justice concerning certain aspects of the BIS matters. During the fourth quarter of fiscal 2024, we concluded our open matters with BIS, with our settlement including the payment of a penalty of approximately $6 million. We are cooperating with the DDTC in its ongoing investigation. We are unable to predict the timing and final outcome of the agency’s investigation. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigation into these matters has yet to be completed and the final outcome of such investigation and related fines and penalties may differ from amounts currently reserved.

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

We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate and where our products are sold. These laws and regulations govern, among other things:

•	the generation, storage, use, and transportation and disposal of hazardous materials;
•	emissions or discharges of substances into the environment;
•	investigation and remediation of hazardous substances or materials at various sites;

•	GHG emissions;
•	product hazardous material content;
•	the health and safety of our employees; and
•	the importation of regulated or banned chemicals.

We may not have been, or we may not always be, in compliance with all environmental and health and safety laws and regulations. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators, including temporary closures of facilities. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance requirements.

Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, reporting, removal, and remediation of hazardous substances or materials at their properties or at properties at which they have disposed of or mishandled hazardous substances. Liability for investigation, reporting, removal, and remediation costs under certain regulatory regimes, such as U.S. federal and state laws, is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notifications from the U.S. Environmental Protection Agency, other environmental agencies, and third parties that conditions at a number of currently and formerly-owned or operated sites where we and others have disposed of or mishandled hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

While we plan for future capital and operating expenditures to maintain compliance with environmental laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our results of operations, financial position, and cash flows or that we will not be subject to additional environmental claims for personal injury, property damage, damage to natural resources, and/or cleanup in the future based on our past, present, or future business activities.

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

Risks Relating to Our Irish Jurisdiction of Incorporation

The laws of Ireland differ from the laws in effect in the U.S. and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland, based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

As an Irish public limited company, certain decisions related to our capital structure will require the approval of shareholders, which may limit our flexibility to manage our capital structure.

Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years from September 30, 2024, at which point it must be renewed by another ordinary resolution. Our articles of association authorize our directors to allot shares up to the maximum of our authorized but unissued share capital for a period of five years. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. Under Irish law, an allotment authority may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of shares being sought or approved.

Additionally, under Irish law, we may only pay dividends and, generally, make share repurchases and redemptions from distributable profits. Distributable profits may be created through our earnings or other methods (including certain intragroup reorganizations involving the capitalization of our undistributable profits and their subsequent reduction). While it is our intention to maintain a sufficient level of distributable profits in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that we will maintain the necessary level of distributable profits to do so.

Provisions of our articles of association could delay or prevent a third-party’s effort to acquire us.

Our articles of association could delay, defer, or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. In addition to our articles of association, several mandatory provisions of Irish law could prevent or delay an acquisition of us. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer, and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances.

These provisions, whether alone or together, may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price, or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions, whether alone or together, could also discourage proxy contests and make it more difficult for our shareholders to elect directors other than the candidates nominated by our board.

Transfers of our ordinary shares may be subject to Irish stamp duty.

For the majority of transfers of our ordinary shares, there will not be any Irish stamp duty. A transfer of our ordinary shares from a seller who holds shares beneficially (i.e., through Depository Trust Company (“DTC”)) to a buyer who holds the acquired shares beneficially (i.e., through DTC), which is effected by the debit/credit of book-entry interests representing the shares through DTC, will not be subject to Irish stamp duty. However, a transfer of our ordinary shares by a seller who holds shares directly (i.e., not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) generally payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to our transfer agent that there is no change in the beneficial ownership of the shares as a result of the transfer and the transfer into DTC is not effected in contemplation of a sale of such shares by the beneficial owner to a third party. Because of the potential Irish stamp duty on transfers of our ordinary shares, we strongly recommend that any person who wishes to acquire our ordinary shares acquire such shares through DTC.

We do not intend to pay any stamp duty levied on transfers of our shares on behalf of a buyer. However, our memorandum and articles of association allow us in our absolute discretion, to pay (or to cause one of our affiliates to pay) any such stamp duty payable. In the event of any such payment, we will be entitled to (i) seek reimbursement from the buyer, (ii) set-off the amount of the stamp duty against future dividends on such shares, and (iii) claim a first and paramount lien on our ordinary shares acquired by such buyer and any dividends paid on such shares. Our directors have discretion to decline to register an instrument of transfer in the name of a buyer unless the instrument of transfer has been properly stamped (in circumstances where stamping is required).

Dividends you receive may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to our shareholders. Whether we will be required to deduct Irish dividend withholding tax from dividends paid to a shareholder will depend largely on whether the shareholder qualifies for an exemption from dividend withholding tax under Irish law and has provided a valid Dividend Withholding Tax (“DWT”) Form to his or her broker (in the case of the ordinary shares held beneficially), or to our transfer agent (in the case of the ordinary shares held directly).

Dividends received by investors could be subject to Irish income tax.

Dividends paid in respect of our ordinary shares generally are not subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in TE Connectivity plc.

TE shareholders who receive their dividends subject to Irish dividend withholding tax generally will have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in TE Connectivity plc.

Our ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence, or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €400,000 per lifetime in respect of taxable gifts or inheritances received from their parents.

Global legislative and regulatory actions and proposals could cause a material change in our worldwide effective corporate tax rate and our global cash taxes.

Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

•

the Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. More than 30 countries have thus far enacted global minimum tax legislation. Both Ireland and Switzerland have implemented elements of the OECD’s global minimum tax rules, effective as of January 1, 2024. The global minimum tax is a significant structural change to the international taxation framework, which will affect us beginning in fiscal 2025. We anticipate further legislative activity and administrative guidance throughout fiscal 2025. We are currently monitoring these developments and evaluating the impact, which could be material to our cash taxes and worldwide corporate effective tax rate.

•	EU and other countries’ initiatives to promote tax transparency and to prevent aggressive tax planning, including the European Anti-Tax Avoidance Directive.
•	tax policy changes in the U.S., such as additional federal tax reform measures and new tax regulations.

The impact of these proposals may materially increase cash taxes, increase our worldwide corporate effective tax rate, cause double taxation, and increase audit risk. We cannot predict the outcome of any specific legislative proposals or initiatives, and we cannot provide assurance that any such legislation or initiative will not apply to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy and processes are designed to identify, assess, and manage risks to the confidentiality, integrity, and availability of our information technology environment, systems, and information. The cybersecurity risk management process is managed centrally and is led by our global chief information security officer

(“CISO”) who reports to our global chief information officer. Our cybersecurity program takes a risk-based approach and is integrated with our global enterprise risk management program. Our cybersecurity risk strategy is aligned with cyber/information security frameworks and industry standards, including the National Institute of Standards and Technology Cybersecurity Framework.

Our cybersecurity program includes the following risk management practices:

●	a formal cybersecurity risk assessment is performed annually in collaboration with our enterprise risk management function, resulting in updates to plans and actions that are incorporated into improvement projects;
●	our cybersecurity program maturity is benchmarked annually against industry standards and norms. The result serves as a guide to identifying evolving risks, prioritizing improvements, and enhancing the program;
●	cybersecurity threats are evaluated throughout the year by our around-the-clock security operations center, utilizing a variety of third-party subscription and threat intelligence data sources and data collected via internal monitoring and scanning processes;
●	annual security awareness trainings are required to be completed by employees, and monthly phishing campaigns and additional function-specific cybersecurity trainings are also conducted;
●	security and risk metrics are reviewed monthly and reported to leadership quarterly;
●	external penetration tests are conducted annually by independent third parties and appropriate actions are taken to strengthen controls;
●	a cybersecurity incident response charter and plan, and playbooks are maintained by the cybersecurity incident response team. The plan and playbooks are utilized during table-top exercises and trainings. Participants may include information technology, business, corporate function, and external resources depending on the table-top scenario; and
●	third-party supplier security reviews are conducted based on risk. Reviews may include the assessment of security architecture, connections between our systems and the third party, data security controls, and user access controls.

To date, we do not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected our business strategy, results of operations, or financial condition. However, the sophistication of cyber threats continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cyber incidents and protect our systems and information may not successfully protect against future cyber incidents, which could materially affect our business strategy, results of operations, or financial condition. For additional information on certain risks associated with cybersecurity, refer to the risk factors related to cybersecurity and information technology systems in “Part I, Item 1A. Risk Factors.”

Cybersecurity Program Governance

Our cybersecurity program is governed by the information security committee (“ISC”), composed of our leaders from information technology, enterprise risk, legal, compliance, strategy, human resources, finance, internal audit, and various business units. On a quarterly basis, the CISO reports to the ISC on topics such as risk mitigation project status, audit results, security metrics, cyber incidents investigated and impact, if any, and significant changes that contribute toward protecting the enterprise from cybersecurity threats.

Our CISO has over 20 years of experience in information security leadership roles and over 8 years as our CISO. Nearly half of our board of directors have completed cybersecurity program trainings or have cybersecurity and information security industry experience.

Cybersecurity incidents are evaluated by a cross-functional management team based on defined quantitative and qualitative criteria and communicated to leadership. We have cybersecurity and information technology third-party consultants to assist in performing forensic and technical analyses and advising leadership as needed.

The cybersecurity committee of our board of directors has oversight responsibility for cybersecurity risks. The CISO provides updates at least twice a year to the cybersecurity committee regarding matters related to information technology and cybersecurity risks including the state of our cybersecurity programs, emerging cybersecurity developments and threats, and our strategy to mitigate cybersecurity risk. Additionally, the full board of directors receives updates on our cybersecurity program twice a year as part of the enterprise risk management meetings.

ITEM 2. PROPERTIES

During fiscal 2024, our principal executive office was located in Schaffhausen, Switzerland. In connection with our change in place of incorporation, Galway, Ireland became the new location of our principal executive office in fiscal 2025. As of fiscal year end 2024, we owned approximately 17 million square feet and leased approximately 10 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2024, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(number of manufacturing facilities)
EMEA	20	18	1	39
Asia–Pacific	10	9	8	27
Americas	7	25	2	34
Total	37	52	11	100

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our shares are listed and traded on the NYSE under the symbol “TEL.” As of November 8, 2024, there were 15,324 shareholders of record.

Performance Graph

The following graph compares the cumulative total shareholder return on our shares against the cumulative return on the S&P 500 Index and the Dow Jones U.S. Electrical Components & Equipment Index. The graph assumes the investment of $100 in our shares and in each index at fiscal year end 2019 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future returns.

Comparison of Cumulative Five Year Total Return
Among TE Connectivity, S&P 500 Index, and
Dow Jones U.S. Electrical Components & Equipment Index
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
TE Connectivity
S&P 500
Dow Jones U.S. Electrical Components & Equipment

	Fiscal Year End
	2019(1)	2020	2021	2022	2023	2024
TE Connectivity	$100.00	$105.07	$161.14	$125.33	$142.85	$177.91
S&P 500 Index	100.00	113.50	155.59	127.18	154.68	210.00
Dow Jones U.S. Electrical Components & Equipment Index	100.00	104.82	152.18	126.17	159.89	218.36
(1)	$100 invested on September 27, 2019 in our common shares and in indexes. Indexes calculated on month-end basis.

Dividends

At the Annual General Meeting on March 13, 2024, shareholders approved a dividend payment of $2.60 per share, payable in four equal quarterly installments of $0.65 per share. The third and fourth installments are expected to occur in our first and second quarters of fiscal 2025.

As a result of our change in place of incorporation, beginning in our third quarter of fiscal 2025, future dividends on our ordinary shares, if any, will be declared on a quarterly basis by our board of directors as provided by Irish law. Shareholder approval is no longer required. In exercising their discretion to approve such dividends, our board of directors will consider our results of operations, financial condition, cash requirements, future business prospects, statutory requirements of applicable law, contractual restrictions, restrictions imposed by Irish law, and other factors that they may deem relevant.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended September 27, 2024:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
June 29–July 26, 2024	798,713	$153.63	798,713	$876,909,949
July 27–August 30, 2024	2,490,228	148.83	2,480,852	507,682,852
August 31–September 27, 2024	1,797,756	146.33	1,797,756	244,622,761
Total	5,086,697	148.70	5,077,321
(1)	These columns include the following transactions which occurred during the quarter ended September 27, 2024:
(i)	the acquisition of 9,376 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 5,077,321 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. On October 30, 2024, our board of directors authorized an increase of $2.5 billion in our share repurchase program. See Note 17 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

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

Discussion of our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. Discussion of our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2023.

The following discussion includes organic net sales growth (decline) which is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for additional information regarding this measure.

Change in Place of Incorporation

During fiscal 2024, our board of directors and shareholders approved a change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we were merged with and into TE Connectivity plc, which was the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. The merger and change in jurisdiction of incorporation were completed on September 30, 2024. Our shareholders received one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Effective for fiscal 2025, we are organized under the laws of Ireland. We do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation. See Notes 1 and 21 to the Consolidated Financial Statements for additional information regarding the change in place of incorporation.

Overview

We are a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, renewable energy, automated factories, data centers, medical technology, and more.

Summary of Fiscal 2024 Performance

●	Our fiscal 2024 net sales decreased 1.2% from fiscal 2023 levels due to sales declines in the Transportation Solutions and Industrial Solutions segments, partially offset by sales growth in the Communications Solutions segment. On an organic basis, our net sales were flat in fiscal 2024 as compared to fiscal 2023.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 2.0% due primarily to sales declines in the sensors end market and, to a lesser degree, the commercial transportation end market.
●	Industrial Solutions—Our net sales decreased 1.5% as a result of sales declines in the industrial equipment end market, partially offset by sales growth in all other end markets.
●	Communications Solutions—Our net sales increased 3.7% due to sales growth in the data and devices end market, partially offset by sales declines in the appliances end market.
●	During fiscal 2024, our shareholders approved a dividend payment of $2.60 per share, payable in four equal quarterly installments of $0.65 per share beginning in the third quarter of fiscal 2024 and ending in the second quarter of fiscal 2025.
●	Net cash provided by operating activities was $3,477 million in fiscal 2024.

Economic Conditions

Our business and operating results have been and will continue to be affected by worldwide economic conditions. The global economy has been impacted in recent years by supply chain disruptions and inflationary cost pressures. We are monitoring the current environment and its potential effects on our customers and the end markets we serve.

In recent years, we have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to mitigate increased costs and supply chain disruptions through productivity and/or price increases. Also, we have taken and continue to focus on actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending and travel. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

We continue to monitor military conflicts in certain parts of the world as well as escalating tensions in surrounding countries and associated sanctions. These did not have a significant impact on our business, financial condition, or results of operations during fiscal 2024 and 2023.

Outlook

In the first quarter of fiscal 2025, we expect our net sales to be approximately $3.9 billion as compared to $3.8 billion in the first quarter of fiscal 2024. As discussed below, we will have a new segment structure effective for fiscal 2025. Under the new structure, net sales increases in the Industrial Solutions segment are expected to be partially offset by sales declines in the Transportation Solutions segment. We expect diluted earnings per share from continuing operations to be approximately $1.64 per share in the first quarter of fiscal 2025. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $32 million and $0.04 per share, respectively, in the first quarter of fiscal 2025 as compared to the same period of fiscal 2024. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

During the first quarter of fiscal 2024, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition. During the third quarter of fiscal 2024, we completed a squeeze-out of the remaining minority shareholders for $5 million and the Schaffner shares were delisted from the SIX Swiss Exchange.

We acquired one business for a cash purchase price of $110 million, net of cash acquired, during fiscal 2023. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

Divestitures

During fiscal 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million. Additionally, during fiscal 2023, we recorded a pre-tax impairment charge of $68 million when the business was reclassified to held for sale. The business sold was reported in our Transportation Solutions segment.

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

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2024		2023

	($ in millions)
Transportation Solutions	$9,398	60%	$9,588	60%
Industrial Solutions	4,481	28	4,551	28
Communications Solutions	1,966	12	1,895	12
Total	$15,845	100%	$16,034	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
Transportation Solutions	$(190)	(2.0)%	$29	0.3%	$(60)	$(159)
Industrial Solutions	(70)	(1.5)	(150)	(3.3)	(23)	103
Communications Solutions	71	3.7	91	4.8	(20)	—
Total	$(189)	(1.2)%	$(30)	(0.2)%	$(103)	$(56)

Net sales decreased $189 million, or 1.2%, in fiscal 2024 as compared to fiscal 2023. The decrease in net sales resulted primarily from the negative impact of foreign currency translation of 0.7% due to the weakening of certain foreign currencies and the net negative impact of 0.3% from divestitures and acquisitions. In fiscal 2024, pricing actions positively affected organic net sales by $105 million. See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—EMEA, Asia–Pacific, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 130 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2024. The percentage of net sales in fiscal 2024 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	41%
Euro	30
Chinese renminbi	18
Japanese yen	4
All others	7
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2024		2023

	($ in millions)
EMEA	$5,899	37%	$6,208	39%
Asia–Pacific	5,367	34	5,156	32
Americas	4,579	29	4,670	29
Total	$15,845	100%	$16,034	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestitures)

	($ in millions)
EMEA	$(309)	(5.0)%	$(339)	(5.5)%	$67	$(37)
Asia–Pacific	211	4.1	336	6.5	(132)	7
Americas	(91)	(1.9)	(27)	(0.6)	(38)	(26)
Total	$(189)	(1.2)%	$(30)	(0.2)%	$(103)	$(56)

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2024	2023	Change

	($ in millions)
Cost of sales	$10,389	$10,979	$(590)
As a percentage of net sales	65.6%	68.5%

Gross margin	$5,456	$5,055	$401
As a percentage of net sales	34.4%	31.5%

In fiscal 2024, gross margin increased $401 million as compared to fiscal 2023 primarily as a result of improved manufacturing productivity and the positive impact of pricing actions.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		Fiscal
	Measure	2024	2023
Copper	Lb.	$3.91	$4.09
Gold	Troy oz.	2,027	1,860
Silver	Troy oz.	24.59	23.33
Palladium	Troy oz.	1,409	2,162

In fiscal 2024, we purchased approximately 182 million pounds of copper, 98,000 troy ounces of gold, 2.0 million troy ounces of silver, and 10,000 troy ounces of palladium. We expect to purchase approximately 190 million pounds of copper, 95,000 troy ounces of gold, 2.0 million troy ounces of silver, and 11,000 troy ounces of palladium in fiscal 2025.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2024	2023	Change

	($ in millions)
Selling, general, and administrative expenses	$1,732	$1,670	$62
As a percentage of net sales	10.9%	10.4%

Restructuring and other charges, net	$166	$340	$(174)

Selling, General, and Administrative Expenses. In fiscal 2024, selling, general, and administrative expenses increased $62 million as compared to fiscal 2023 due primarily to the impact of inflation, partially offset by savings attributable to prior restructuring actions.

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

During fiscal 2024 and 2023, we initiated restructuring programs to optimize our manufacturing footprint and improve the cost structure of the organization. We incurred net restructuring charges of $144 million and $260 million in fiscal 2024 and 2023, respectively. Annualized cost savings related to actions initiated in fiscal 2024 are expected to be approximately $85 million and we expect the majority of these savings will be realized by the end of fiscal 2027. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2025, we expect total restructuring charges to be approximately $100 million and total spending, which will be funded with cash from operations, to be approximately $200 million.

During fiscal 2024, we recorded a gain on divestiture of $10 million. We recorded net charges of $77 million related to pre-tax impairment of held for sale businesses and loss (gain) on divestitures in fiscal 2023.

During fiscal 2024, we incurred costs of $20 million related to our change in place of incorporation from Switzerland to Ireland. See Notes 1 and 21 to the Consolidated Financial Statements for additional information regarding the change.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2024	2023	Change

	($ in millions)
Operating income	$2,796	$2,304	$492
Operating margin	17.6%	14.4%

Operating income included the following:

	Fiscal
	2024	2023

	(in millions)
Acquisition and integration costs	$21	$33
Restructuring and other charges, net	166	340
Taxes (non-income tax) recorded in selling, general, and administrative expenses	4	—
Total	$191	$373

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2024	2023	Change

	($ in millions)
Interest income	$87	$60	$27

Income tax expense (benefit)	(397)	364	(761)
Effective tax rate	(14.2)%	16.0%

Interest Income. Interest income increased $27 million in fiscal 2024 from fiscal 2023 due to higher interest rates as well as an increase in our average cash balances held and invested.

Income Taxes. See Note 15 to the Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. More than 30 countries have thus far enacted global minimum tax legislation. Both Ireland and Switzerland have implemented elements of the OECD’s global minimum tax rules, effective as of January 1, 2024. The global minimum tax is a significant structural change to the international taxation framework, which will affect us beginning in fiscal 2025. We anticipate further legislative activity and administrative guidance throughout fiscal 2025. We are currently monitoring these developments and evaluating the impact, which could be material to our cash taxes and worldwide corporate effective tax rate.

The valuation allowance for deferred tax assets was $8,285 million and $7,416 million at fiscal year end 2024 and 2023, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2024, certain subsidiaries had approximately $39.0 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2024		2023

	($ in millions)
Automotive	$6,956	75%	$6,951	72%
Commercial transportation	1,456	15	1,525	16
Sensors	986	10	1,112	12
Total	$9,398	100%	$9,588	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Divestiture

	($ in millions)
Automotive	$5	0.1%	$210	3.0%	$(46)	$(159)
Commercial transportation	(69)	(4.5)	(62)	(4.1)	(7)	—
Sensors	(126)	(11.3)	(119)	(10.8)	(7)	—
Total	$(190)	(2.0)%	$29	0.3%	$(60)	$(159)

Net sales in the Transportation Solutions segment decreased $190 million, or 2.0%, in fiscal 2024 from fiscal 2023 primarily as a result of the negative impact of a divestiture of 1.7% and the negative impact of foreign currency translation of 0.6%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 3.0% in fiscal 2024 as a result of growth of 14.2% in the Asia–Pacific region, partially offset by declines of 4.8% in the Americas region and 4.5% in the EMEA region. Our organic net sales growth in the Asia–Pacific region was due to vehicle production growth as well as increased content per vehicle. In the Americas and EMEA regions, our organic net sales were impacted by slight declines in vehicle production levels compared to prior year and a shift in platform mix consistent with consumer demand.
●	Commercial transportation—Our organic net sales decreased 4.1% in fiscal 2024 as a result of declines in the EMEA and Americas regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 10.8% in fiscal 2024 due primarily to market weakness in industrial applications and our strategic exit of certain lower margin and lower growth product lines.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	Fiscal
	2024	2023	Change

	($ in millions)
Operating income	$1,847	$1,451	$396
Operating margin	19.7%	15.1%

Operating income in the Transportation Solutions segment increased $396 million in fiscal 2024 as compared to fiscal 2023. Excluding the items below, operating income increased in fiscal 2024 primarily as a result of improved manufacturing productivity.

	Fiscal
	2024	2023

	(in millions)
Acquisition and integration costs	$—	$3
Restructuring and other charges, net	67	211
Taxes (non-income tax) recorded in selling, general, and administrative expenses	3	—
Total	$70	$214

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2024		2023

	($ in millions)
Industrial equipment	$1,385	30%	$1,706	38%
Aerospace, defense, and marine	1,344	30	1,178	26
Energy	919	21	883	19
Medical	833	19	784	17
Total	$4,481	100%	$4,551	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Industrial equipment	$(321)	(18.8)%	$(425)	(24.9)%	$3	$101
Aerospace, defense, and marine	166	14.1	181	15.4	3	(18)
Energy	36	4.1	43	4.9	(27)	20
Medical	49	6.3	51	6.5	(2)	—
Total	$(70)	(1.5)%	$(150)	(3.3)%	$(23)	$103

In the Industrial Solutions segment, net sales decreased $70 million, or 1.5%, in fiscal 2024 from fiscal 2023 due primarily to organic net sales declines of 3.3%, partially offset by the net positive impact of 2.3% from acquisitions and a divestiture. In fiscal 2024, pricing actions positively affected organic net sales by $179 million. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 24.9% in fiscal 2024 as a result of declines across all regions and reduced demand resulting from inventory corrections in the supply chain.
●	Aerospace, defense, and marine—Our organic net sales increased 15.4% in fiscal 2024 due to growth in all markets.
●	Energy—Our organic net sales increased 4.9% in fiscal 2024 due to growth in the Americas and EMEA regions, partially offset by declines in the Asia–Pacific region.
●	Medical—Our organic net sales increased 6.5% in fiscal 2024 primarily as a result of growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2024	2023	Change

	($ in millions)
Operating income	$588	$602	$(14)
Operating margin	13.1%	13.2%

Operating income in the Industrial Solutions segment decreased $14 million in fiscal 2024 from fiscal 2023. Excluding the items below, operating income decreased in fiscal 2024 primarily as a result of lower volume and higher operating costs, partially offset by the positive impact of pricing actions.

	Fiscal
	2024	2023

	(in millions)
Acquisition and integration costs	$19	$27
Restructuring and other charges, net	75	84
Taxes (non-income tax) recorded in selling, general, and administrative expenses	1	—
Total	$95	$111

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2024		2023

	($ in millions)
Data and devices	$1,274	65%	$1,162	61%
Appliances	692	35	733	39
Total	$1,966	100%	$1,895	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales
	Growth (Declines)		Growth (Declines)		Translation

	($ in millions)
Data and devices	$112	9.6%	$118	10.2%	$(6)
Appliances	(41)	(5.6)	(27)	(3.7)	(14)
Total	$71	3.7%	$91	4.8%	$(20)

Net sales in the Communications Solutions segment increased $71 million, or 3.7%, in fiscal 2024 as compared to fiscal 2023 due primarily to organic net sales growth of 4.8%. In fiscal 2024, price erosion negatively affected organic net sales by $62 million. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 10.2% in fiscal 2024 due to growth in AI applications, partially offset by reduced demand resulting from inventory corrections in the supply chain in the first half of the year.
●	Appliances—Our organic net sales decreased 3.7% in fiscal 2024 primarily as a result of reduced demand resulting from inventory corrections in the supply chain in the first half of the year and our strategic exit of certain product lines, partially offset by share gains.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	Fiscal
	2024	2023	Change

	($ in millions)
Operating income	$361	$251	$110
Operating margin	18.4%	13.2%

In the Communications Solutions segment, operating income increased $110 million in fiscal 2024 as compared to fiscal 2023. Excluding the items below, operating income increased in fiscal 2024 due primarily to higher volume and improved manufacturing productivity, partially offset by price erosion.

	Fiscal
	2024	2023

	(in millions)
Acquisition and integration costs	$2	$3
Restructuring and other charges, net	24	45
Total	$26	$48

New Segment Structure Effective for Fiscal 2025

Effective for the first quarter of fiscal 2025, we will reorganize our management and segments to align the organization around our fiscal 2025 strategy. In this Annual Report, results for fiscal 2024 and prior periods are reported on the basis under which we managed our business in fiscal 2024 and do not reflect the fiscal 2025 segment reorganization. See Note 21 to the Consolidated Financial Statements for additional information regarding our new segment structure.

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of €550 million of 0.00% euro-denominated senior notes due in February 2025. We may use excess cash to purchase a portion of our ordinary shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our ordinary shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

As of fiscal year end 2024, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity plc, our now parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2024, we had approximately $4.7 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and now to TE Connectivity plc but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $345 million to $3,477 million in fiscal 2024 as compared to $3,132 million in fiscal 2023. The increase resulted primarily from higher pre-tax income, partially offset by the impact of changes in working capital levels. The amount of income taxes paid, net of refunds, during fiscal 2024 and 2023 was $475 million and $425 million, respectively.

Pension contributions were $69 million and $71 million in fiscal 2024 and 2023, respectively. We expect pension contributions to be approximately $70 million in fiscal 2025, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 14 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $680 million and $732 million in fiscal 2024 and 2023, respectively. We expect fiscal 2025 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2024, we acquired one business for a cash purchase price of $339 million, net of cash acquired. We acquired one business for a cash purchase price of $110 million, net of cash acquired, during fiscal 2023. See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

During fiscal 2024, we received net cash proceeds of $59 million related to the sale of one business. We received net cash proceeds of $48 million related to the sale of three businesses during fiscal 2023. See Note 3 to the Consolidated Financial Statements for additional information regarding divestitures.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2024 and 2023 was $4,203 million and $4,211 million, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2024, TEGSA, our wholly-owned subsidiary, issued $350 million aggregate principal amount of 4.625% senior notes due in February 2030. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in April 2024 with aggregate commitments of $1.5 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in April 2029. TEGSA had no borrowings under the Credit Facility at fiscal year end 2024 or the Replaced Credit Facility at fiscal year end 2023.

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

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2024, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. At fiscal year end 2024, TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 5.50% at fiscal year end 2023.

During fiscal 2024, TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility were fully and unconditionally guaranteed on an unsecured basis by its then parent, TE Connectivity Ltd., and, as of September 24, 2024, also by TE Connectivity Ltd.’s wholly-owned subsidiary, TE Connectivity Switzerland Ltd. As a result of our change in place of incorporation, such guarantees are provided by TE Connectivity plc and its wholly-owned subsidiary, TE Connectivity Switzerland Ltd., in fiscal 2025.

Payments of common share dividends to shareholders were $760 million and $725 million in fiscal 2024 and 2023, respectively. See Note 17 to the Consolidated Financial Statements for additional information regarding dividends.

In March 2024, our shareholders approved a dividend payment of $2.60 per share, payable in four equal quarterly installments of $0.65 per share beginning in the third quarter of fiscal 2024 and ending in the second quarter of fiscal 2025.

As a result of our change in place of incorporation, beginning in our third quarter of fiscal 2025, future dividends on our ordinary shares, if any, will be declared on a quarterly basis by our board of directors as provided by Irish law. Shareholder approval is no longer required. In exercising their discretion to approve such dividends, our board of directors will consider our results of operations, financial condition, cash requirements, future business prospects, statutory requirements of applicable law, contractual restrictions, restrictions imposed by Irish law, and other factors that they may deem relevant.

During fiscal 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately 14 million of our common shares for $1,991 million and approximately 8 million of our common shares for $946 million under the share repurchase program during fiscal 2024 and 2023, respectively. At fiscal year end 2024, we had $245 million of availability remaining under our share repurchase authorization. On October 30, 2024, our board of directors authorized an additional increase of $2.5 billion in our share repurchase program.

Summarized Guarantor Financial Information

As discussed above, our senior notes, commercial paper, and Credit Facility are issued by TEGSA and were fully and unconditionally guaranteed on an unsecured basis by TEGSA’s then parent, TE Connectivity Ltd. during fiscal 2024 and, as of September 24, 2024, also by TE Connectivity Ltd.’s wholly-owned subsidiary, TE Connectivity Switzerland Ltd. In addition to being the issuer of our debt securities, TEGSA owns, directly or indirectly, all of our operating subsidiaries. The following tables present summarized financial information, excluding investments in and equity in earnings of our non-guarantor subsidiaries, for TE Connectivity Ltd., TE Connectivity Switzerland Ltd., and TEGSA on a combined basis.

	Fiscal Year End
	2024	2023

	(in millions)
Balance Sheet Data:
Total current assets	$1,164	$1,632
Total noncurrent assets(1)	2,377	2,857

Total current liabilities	1,362	1,303
Total noncurrent liabilities(2)	10,738	7,592
(1)	Includes $2,368 million and $2,783 million as of fiscal year end 2024 and 2023, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $7,309 million and $4,056 million as of fiscal year end 2024 and 2023, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2024	2023

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(271)	$(606)
Net loss	(271)	(606)

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2025 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $186 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, at fiscal year end 2024, we had $23 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other material obligations at fiscal year end 2024:

	Payments Due
	In Fiscal 2025	Thereafter	Total

	(in millions)
Long-term debt:
Principal payments(1)	$872	$3,366	$4,238
Interest payments on debt(2)	114	642	756
Operating leases(3)	128	358	486
Purchase obligations(4)	961	48	1,009
Total contractual cash obligations(5)(6)(7)	$2,075	$4,414	$6,489
(1)	See Note 10 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of any interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2024 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 11 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $652 million and related accrued interest and penalties of $80 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute approximately $70 million to pension plans in fiscal 2025, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.
(7)	The above table does not reflect redeemable noncontrolling interests of $131 million associated with our First Sensor AG (“First Sensor”) subsidiary. Noncontrolling interest holders can elect either (1) to remain First Sensor noncontrolling interest shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding redeemable noncontrolling interests.

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We have also been contacted by the U.S. Department of Justice concerning certain aspects of the BIS matters. During the fourth quarter of fiscal 2024, we concluded our open matters with BIS, with our settlement including the payment of a penalty of approximately $6 million. We are cooperating with the DDTC in its ongoing investigation. We are unable to predict the timing and final outcome of the agency’s investigation. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigation into these matters has yet to be completed and the final outcome of such investigation and related fines and penalties may differ from amounts currently reserved.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2024, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2024 and determined that no impairment existed.

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

Two critical assumptions in determining pension expense and obligations are discount rates and expected long-term returns on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. Discount rates represent the market rate for high-quality fixed income investments and are used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in discount rates increases the present value of pension benefit obligations. At fiscal year end 2024, a 25-basis-point decrease in discount rates would have increased the present value of our pension obligations by $68 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $67 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rates of return on plan assets. A 50-basis-point decrease or increase in the expected long-term returns on plan assets would have increased or decreased, respectively, our fiscal 2024 pension expense by $8 million.

At fiscal year end 2024, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2024, our target asset allocation is 67% return-seeking and 33% liability-hedging.

Accounting Pronouncement

See Note 2 to the Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward- looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;

●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflicts in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure, including as a result of AI;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding ESG matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being an Irish corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2024 market rates would have changed the unrealized value of our contracts by $538 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2023 market rates would have changed the unrealized value of our contracts by $368 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Also, we may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. There were no such contracts and no floating debt outstanding at fiscal year end 2024 or 2023.

We utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2024, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $55 million and had a notional value of $488 million. At fiscal year end 2023, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net loss position of $23 million and had a notional value of $459 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2024 prices would have changed the unrealized value of our forward contracts by $54 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2023 prices would have changed the unrealized value of our forward contracts by $44 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

Consolidated Balance Sheets as of September 27, 2024 and September 29, 2023

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 27, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 27, 2024, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 27, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended September 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2025 Annual General Meeting of Shareholders (the “2025 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2025 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

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

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, or by us, that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Copies of such policies and procedures can be found in Exhibits 19.1 and 19.2.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” and “Compensation of Non-Employee Directors” in our 2025 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2024 with respect to shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	7,108,778	$113.60	23,626,420
Equity compensation plans not approved by security holders(2)	236,556	83.18	—
Total	7,345,334		23,626,420
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity plc. 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2024 Plan”), the TE Connectivity plc. 2007 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2007 Plan”), and the TE Connectivity plc Savings Related Share Plan, amended and restated as of September 30, 2024. The 2024 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2024 Plan provides for a maximum of 19,939,500 shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. No additional grants will be made from the 2007 Plan and previously granted awards under the 2007 Plan will continue to be settled in TE Connectivity shares.
(2)	In connection with an acquisition in fiscal 2011, we assumed equity awards issued under plans sponsored by the acquired business and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8. Those plans have since expired, and no additional grants will be made from them. Previously granted awards under the plans will continue to be settled in TE Connectivity shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2024 Plan, the TE Connectivity plc Savings Related Share Plan, and the TE Connectivity plc Employee Stock Purchase Plan, amended and restated as of September 30, 2024. The 2024 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2024 Plan and the TE Connectivity plc Savings Related Share Plan are increased by forfeitures and cancellations, among other factors. Amounts include 856,441 shares remaining available for issuance under our TE Connectivity plc Savings Related Share Plan and 3,032,664 shares remaining available for issuance under our TE Connectivity plc Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2025 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2025 Proxy Statement under the caption “Agenda Item No. 2—Ratification of Auditors” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
2.1		Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC(1)	Current Report on Form 8-K	2.1	September 17, 2018
2.2		Merger Agreement between TE Connectivity Ltd. and TE Connectivity plc	Current Report on Form 8-K	2.1	March 18, 2024
3.1		Memorandum and Articles of Association of TE Connectivity plc, dated as of September 30, 2024	Current Report on Form 8-K	3.1	September 30, 2024
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(d)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(e)		Sixteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 14, 2020	Current Report on Form 8-K	4.1	February 14, 2020
4.2(f)		Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021	Current Report on Form 8-K	4.1	February 16, 2021

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
4.2(g)		Eighteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 4, 2022	Current Report on Form 8-K	4.1	February 4, 2022
4.2(h)		Nineteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 13, 2023	Current Report on Form 8-K	4.1	February 13, 2023
4.2(i)		Twentieth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 2, 2024	Current Report on Form 8-K	4.1	August 2, 2024
4.2(j)		Twenty First Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd., TE Connectivity plc, TE Connectivity Switzerland Ltd., and Deutsche Bank Trust Company Americas, dated September 24, 2024	Current Report on Form 8-K	4.1	September 30, 2024
10.1		Second Amended and Restated Five-Year Senior Credit Agreement, dated as of April 24, 2024, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	April 25, 2024
10.2		Assumption and Joinder Agreement, dated September 24, 2024, by TE Connectivity plc, TE Connectivity Switzerland Ltd., and Bank of America, N.A., as administrative agent under that certain Second Amended and Restated Credit Agreement, dated as of April 24, 2024	Current Report on Form 8-K	10.1	September 30, 2024
10.3	‡*	TE Connectivity Annual Incentive Plan (as amended and restated)
10.4	‡	TE Connectivity plc 2007 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.7	September 30, 2024
10.5	‡	TE Connectivity plc 2010 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.9	September 30, 2024
10.6	‡	TE Connectivity plc 2024 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.5	September 30, 2024
10.7	‡	TE Connectivity plc Employee Stock Purchase Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.6	September 30, 2024
10.8	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.9	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.10	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019
10.11	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.1	January 28, 2021
10.12	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.11	November 15, 2022
10.13	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2024	Current Report on Form 8-K	10.10	September 30, 2024
10.14	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.2	January 28, 2021
10.15	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.14	November 15, 2022
10.16	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2024	Current Report on Form 8-K	10.11	September 30, 2024
10.17	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2021	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.3	January 28, 2021
10.18	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2022	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.17	November 15, 2022
10.19	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2024	Current Report on Form 8-K	10.12	September 30, 2024
10.20	‡*	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (amended and restated as of September 30, 2024)
10.21	‡*	TE Connectivity Severance Plan for U.S. Executives (amended and restated as of September 30, 2024)

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.22	‡	TE Connectivity Supplemental Savings and Retirement Plan (amended and restated as of January 1, 2022)	Annual Report on Form 10-K for the fiscal year end September 29, 2023	10.20	November 13, 2023
10.23	‡	TE Connectivity plc Savings Related Share Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.8	September 30, 2024
10.24		Form of Deed of Indemnification for directors and executive officers of TE Connectivity plc	Current Report on Form 8-K	10.2	September 30, 2024
10.25		Form of Indemnification for directors and executive officers of TE Connectivity plc	Current Report on Form 8-K	10.3	September 30, 2024
10.26	‡*	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015, as amended
10.27	‡*	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015, as amended
10.28	‡*	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016, as amended
10.29	‡*	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015, as amended
10.30	‡	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.4	January 28, 2021
10.31	‡*	Employment Agreement between Aaron Stucki and TE Connectivity Corporation dated October 1, 2020, as amended
10.32		Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.28	November 12, 2019
19.1	*	TE Insider Trading and Communications with the Public Policy
19.2	*	TE Connectivity plc Policy Relating to Open Market Securities Repurchases and Compliance with Insider Trading Securities Laws
21.1	*	Subsidiaries of TE Connectivity plc
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	*	TE Connectivity plc Incentive-Based Compensation Recovery Policy
101.INS	*	Inline XBRL Instance Document(2)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File(3)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
(1)	The schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY PLC

By:	/s/ Heath A. Mitts
Heath A. Mitts
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 12, 2024
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President,
Heath A. Mitts	Chief Financial Officer, and Director	November 12, 2024
(Principal Financial Officer)

/s/ Robert J. Ott	Senior Vice President and
Robert J. Ott	Corporate Controller	November 12, 2024
(Principal Accounting Officer)

*	Director	November 12, 2024
Jean-Pierre Clamadieu

*	Director	November 12, 2024
Carol A. Davidson

*	Director	November 12, 2024
Lynn A. Dugle

*	Director	November 12, 2024
Sam Eldessouky

*	Director	November 12, 2024
William A. Jeffrey

*	Director	November 12, 2024
Syaru Shirley Lin

*	Director	November 12, 2024
Abhijit Y. Talwalkar

Signature	Title	Date

*	Director	November 12, 2024
Mark C. Trudeau

*	Director	November 12, 2024
Dawn C. Willoughby

*	Director	November 12, 2024
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
John S. Jenkins, Jr.
Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TE Connectivity plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 27, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $8.3 billion has been recorded to offset the Company’s gross deferred tax assets as of September 27, 2024 of $12.2 billion.

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

November 12, 2024

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TE Connectivity plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the “Company”) as of September 27, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 27, 2024, of the Company and our report dated November 12, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 12, 2024

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

	Fiscal
	2024	2023	2022

	(in millions, except per share data)
Net sales	$15,845	$16,034	$16,281
Cost of sales	10,389	10,979	11,037
Gross margin	5,456	5,055	5,244
Selling, general, and administrative expenses	1,732	1,670	1,584
Research, development, and engineering expenses	741	708	718
Acquisition and integration costs	21	33	45
Restructuring and other charges, net	166	340	141
Operating income	2,796	2,304	2,756
Interest income	87	60	15
Interest expense	(70)	(80)	(66)
Other income (expense), net	(16)	(16)	28
Income from continuing operations before income taxes	2,797	2,268	2,733
Income tax (expense) benefit	397	(364)	(306)
Income from continuing operations	3,194	1,904	2,427
Income (loss) from discontinued operations, net of income taxes	(1)	6	1
Net income	$3,193	$1,910	$2,428

Basic earnings per share:
Income from continuing operations	$10.40	$6.04	$7.51
Income (loss) from discontinued operations	—	0.02	—
Net income	10.40	6.06	7.52

Diluted earnings per share:
Income from continuing operations	$10.34	$6.01	$7.47
Income (loss) from discontinued operations	—	0.02	—
Net income	10.33	6.03	7.47

Weighted-average number of shares outstanding:
Basic	307	315	323
Diluted	309	317	325

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

	Fiscal
	2024	2023	2022

	(in millions)
Net income	$3,193	$1,910	$2,428
Other comprehensive income (loss):
Currency translation	131	261	(510)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(37)	20	259
Gains (losses) on cash flow hedges, net of income taxes	76	65	(95)
Other comprehensive income (loss)	170	346	(346)
Comprehensive income	3,363	2,256	2,082
Less: comprehensive (income) loss attributable to noncontrolling interests	(7)	(9)	19
Comprehensive income attributable to TE Connectivity Ltd.	$3,356	$2,247	$2,101

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 27, 2024 and September 29, 2023

	Fiscal Year End
	2024	2023

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$1,319	$1,661
Accounts receivable, net of allowance for doubtful accounts of $32 and $30, respectively	3,055	2,967
Inventories	2,517	2,552
Prepaid expenses and other current assets	740	712
Total current assets	7,631	7,892
Property, plant, and equipment, net	3,903	3,754
Goodwill	5,801	5,463
Intangible assets, net	1,174	1,175
Deferred income taxes	3,497	2,600
Other assets	848	828
Total assets	$22,854	$21,712
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$871	$682
Accounts payable	1,728	1,563
Accrued and other current liabilities	2,147	2,218
Total current liabilities	4,746	4,463
Long-term debt	3,332	3,529
Long-term pension and postretirement liabilities	810	728
Deferred income taxes	199	185
Income taxes	411	365
Other liabilities	870	787
Total liabilities	10,368	10,057
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	131	104
Shareholders' equity:
Common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, and 322,470,281 shares authorized and issued, respectively	139	142
Accumulated earnings	14,533	12,947
Treasury shares, at cost, 16,656,681 and 10,487,742 shares, respectively	(2,322)	(1,380)
Accumulated other comprehensive income (loss)	5	(158)
Total shareholders' equity	12,355	11,551
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$22,854	$21,712

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at fiscal year end 2021	336	$148	(9)	$(1,055)	$—	$11,709	$(168)	$10,634
Net income	—	—	—	—	—	2,428	—	2,428
Other comprehensive loss	—	—	—	—	—	—	(327)	(327)
Share-based compensation expense	—	—	—	—	119	—	—	119
Dividends	—	—	—	—	—	(714)	—	(714)
Exercise of share options	—	—	—	54	—	—	—	54
Restricted share award vestings and other activity	—	—	1	20	(119)	116	—	17
Repurchase of common shares	—	—	(10)	(1,409)	—	—	—	(1,409)
Cancellation of treasury shares	(5)	(2)	5	709	—	(707)	—	—
Balance at fiscal year end 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802
Net income	—	—	—	—	—	1,910	—	1,910
Other comprehensive income	—	—	—	—	—	—	337	337
Share-based compensation expense	—	—	—	—	123	—	—	123
Dividends	—	—	—	—	—	(737)	—	(737)
Exercise of share options	—	—	1	43	—	—	—	43
Restricted share award vestings and other activity	—	—	1	109	(123)	33	—	19
Repurchase of common shares	—	—	(8)	(946)	—	—	—	(946)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—
Balance at fiscal year end 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551
Net income	—	—	—	—	—	3,193	—	3,193
Other comprehensive income	—	—	—	—	—	—	163	163
Share-based compensation expense	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	—	(782)	—	(782)
Exercise of share options	—	—	1	89	—	—	—	89
Restricted share award vestings and other activity	—	—	—	213	(127)	(81)	—	5
Repurchase of common shares	—	—	(14)	(1,991)	—	—	—	(1,991)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—
Balance at fiscal year end 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

	Fiscal
	2024	2023	2022

	(in millions)
Cash flows from operating activities:
Net income	$3,193	$1,910	$2,428
(Income) loss from discontinued operations, net of income taxes	1	(6)	(1)
Income from continuing operations	3,194	1,904	2,427
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	826	794	785
Deferred income taxes	(789)	(77)	(147)
Non-cash lease cost	134	129	131
Provision for losses on accounts receivable and inventories	57	76	70
Share-based compensation expense	127	123	119
Impairment of held for sale businesses	—	74	14
Other	71	101	9
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(134)	(146)	200
Inventories	(30)	(45)	(41)
Prepaid expenses and other current assets	25	17	50
Accounts payable	159	(1)	(396)
Accrued and other current liabilities	(165)	21	(398)
Income taxes	(83)	17	32
Other	85	145	(387)
Net cash provided by operating activities	3,477	3,132	2,468
Cash flows from investing activities:
Capital expenditures	(680)	(732)	(768)
Proceeds from sale of property, plant, and equipment	16	4	106
Acquisition of businesses, net of cash acquired	(339)	(110)	(220)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	59	48	16
Other	(6)	22	(12)
Net cash used in investing activities	(950)	(768)	(878)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(75)	(40)	370
Proceeds from issuance of debt	348	499	588
Repayment of debt	(352)	(591)	(558)
Proceeds from exercise of share options	89	43	54
Repurchase of common shares	(2,062)	(945)	(1,412)
Payment of common share dividends to shareholders	(760)	(725)	(685)
Other	(57)	(34)	(41)
Net cash used in financing activities	(2,869)	(1,793)	(1,684)
Effect of currency translation on cash	—	2	(21)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(342)	573	(115)
Cash, cash equivalents, and restricted cash at beginning of fiscal year	1,661	1,088	1,203
Cash, cash equivalents, and restricted cash at end of fiscal year	$1,319	$1,661	$1,088

Supplemental cash flow information:
Interest paid on debt, net	$64	$75	$58
Income taxes paid, net of refunds	475	425	421

See Notes to Consolidated Financial Statements.

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

We operated through three reportable segments during fiscal 2024:

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

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2024, 2023, and 2022 ended on September 27, 2024, September 29, 2023, and September 30, 2022, respectively. Fiscal 2024 and 2023 were each 52 weeks in length. Fiscal 2022 was 53 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks.

Change in Place of Incorporation

During fiscal 2024, our board of directors and shareholders approved a change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the change, we entered into a merger agreement with our wholly-owned subsidiary, TE Connectivity plc, a public limited company incorporated under Irish law. Under the merger agreement, we were merged with and into TE Connectivity plc, which was the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. The merger and change in jurisdiction of incorporation were completed on September 30, 2024. See Note 21 for additional information regarding the change in place of incorporation.

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

Our standard terms of sale generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. In certain instances, we may sell products to customers under terms other than our standard terms. We do not account for warranties as separate performance obligations. Amounts accrued for warranty claims were $34 million and $25 million at fiscal year end 2024 and 2023, respectively.

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

At fiscal year end 2024, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2024, 2023, and 2022 were $621 million, $593 million, and $610 million, respectively.

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term S&P, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2024, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures about the nature of expenses in commonly presented financial statement captions. The amendments are effective for our fiscal 2028 Annual Report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied either prospectively or retrospectively to all periods presented in the financial statements. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures related primarily to the rate reconciliation and income taxes paid information. The amendments are effective for us in fiscal 2026; however, early adoption is permitted. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for our fiscal 2025 Annual Report and subsequent interim periods; however, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

Recently Adopted Accounting Pronouncement

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency and introduce new disclosures related to an entity’s use of supplier finance programs in connection with the purchase of goods and services. The ASU requires us, as a buyer in a supplier finance program, to disclose the key terms of the program, the amount of obligations outstanding, the balance sheet presentation of such amounts, and a rollforward of the obligation activity during the annual period. We adopted this update in the first quarter of fiscal 2024. Adoption did not have a material impact on our Consolidated Financial Statements. See Note 12 for additional information regarding our supply chain finance program.

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2024	2023	2022

	(in millions)
Restructuring charges, net	$144	$260	$137
(Gain) loss on divestitures and impairment of held for sale businesses, net	(10)	77	4
Costs related to change in place of incorporation	20	—	—
Other charges, net	12	3	—
Restructuring and other charges, net	$166	$340	$141

Restructuring Charges, Net

Net restructuring and related charges by segment were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Transportation Solutions	$62	$145	$80
Industrial Solutions	60	70	34
Communications Solutions	22	45	23
Restructuring charges, net	144	260	137
Plus: charges included in cost of sales(1)	—	—	16
Restructuring and related charges, net	$144	$260	$153
(1)	Charges included in cost of sales were attributable to inventory-related charges within the Industrial Solutions segment.

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning						End
	of Fiscal		Changes in	Cash	Non-Cash	Currency	of Fiscal
	Year	Charges	Estimate	Payments	Items	Translation	Year

	(in millions)
Fiscal 2024 Activity:
Fiscal 2024 Actions:
Employee severance	$—	$79	$—	$(9)	$—	$2	$72
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	—	86	—	(9)	(7)	2	72
Fiscal 2023 Actions:
Employee severance	187	18	(16)	(79)	—	6	116
Facility and other exit costs	2	7	—	(9)	—	—	—
Property, plant, and equipment	—	13	—	—	(13)	—	—
Total	189	38	(16)	(88)	(13)	6	116
Fiscal 2022 Actions:
Employee severance	52	5	6	(53)	—	3	13
Facility and other exit costs	—	8	10	(10)	—	—	8
Property, plant, and equipment	—	(2)	(2)	—	4	—	—
Total	52	11	14	(63)	4	3	21
Pre-Fiscal 2022 Actions:
Employee severance	75	11	(10)	(21)	—	2	57
Facility and other exit costs	4	10	—	(7)	—	—	7
Total	79	21	(10)	(28)	—	2	64
Total fiscal 2024 activity	$320	$156	$(12)	$(188)	$(16)	$13	$273
Fiscal 2023 Activity:
Fiscal 2023 Actions:
Employee severance	$—	$238	$—	$(50)	$—	$(1)	$187
Facility and other exit costs	—	3	—	(1)	—	—	2
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	—	247	—	(51)	(6)	(1)	189
Fiscal 2022 Actions:
Employee severance	108	7	(7)	(61)	—	5	52
Facility and other exit costs	1	7	2	(10)	—	—	—
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	109	17	(5)	(71)	(3)	5	52
Pre-Fiscal 2022 Actions:
Employee severance	112	6	(1)	(49)	—	7	75
Facility and other exit costs	7	—	4	(7)	—	—	4
Property, plant, and equipment	—	—	(8)	—	8	—	—
Total	119	6	(5)	(56)	8	7	79
Total fiscal 2023 activity	$228	$270	$(10)	$(178)	$(1)	$11	$320
Fiscal 2022 Activity:
Fiscal 2022 Actions:
Employee severance	$—	$126	$—	$(15)	$—	$(3)	$108
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment and other non-cash charges	—	33	—	—	(33)	—	—
Total	—	161	—	(16)	(33)	(3)	109
Pre-Fiscal 2022 Actions:
Employee severance	287	2	(25)	(124)	—	(28)	112
Facility and other exit costs	17	13	(2)	(20)	—	(1)	7
Property, plant, and equipment	—	7	(3)	—	(4)	—	—
Total	304	22	(30)	(144)	(4)	(29)	119
Total fiscal 2022 activity	$304	$183	$(30)	$(160)	$(37)	$(32)	$228

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization, primarily in the Industrial Solutions and Transportation Solutions segments. In connection with this program, we recorded restructuring charges of $86 million during fiscal 2024. We expect to complete all restructuring actions commenced during fiscal 2024 by the end of fiscal 2025 and anticipate that additional charges related to fiscal 2024 actions will be insignificant.

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across all segments. In connection with this program, during fiscal 2024 and 2023, we recorded net restructuring charges of $22 million and $247 million, respectively. We expect additional charges related to fiscal 2023 actions will be insignificant.

The following table summarizes cumulative charges incurred for the fiscal 2023 program by segment as of fiscal year end 2024:

Cumulative
Charges
Incurred
(in millions)
Transportation Solutions	$142
Industrial Solutions	92
Communications Solutions	35
Total	$269

Fiscal 2022 Actions

During fiscal 2022, we initiated a restructuring program associated with footprint consolidation and cost structure improvements across all segments. In connection with this program, during fiscal 2024, 2023, and 2022, we recorded net restructuring charges of $25 million, net restructuring charges of $12 million, and restructuring and related charges of $161 million, respectively. We expect that any additional charges related to fiscal 2022 actions will be insignificant.

The following table summarizes cumulative charges incurred for the fiscal 2022 program by segment as of fiscal year end 2024:

Cumulative
Charges
Incurred
(in millions)
Transportation Solutions	$119
Industrial Solutions	51
Communications Solutions	28
Total	$198

Pre-Fiscal 2022 Actions

During fiscal 2024, 2023, and 2022, we recorded net restructuring charges of $11 million, charges of $1 million, and credits of $8 million, respectively, related to pre-fiscal 2022 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2022 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2024	2023

	(in millions)
Accrued and other current liabilities	$233	$240
Other liabilities	40	80
Restructuring reserves	$273	$320

Divestitures

During fiscal 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million. Additionally, during fiscal 2023, we recorded a pre-tax impairment charge of $68 million when the business was reclassified to held for sale. The business sold was reported in our Transportation Solutions segment.

We sold three businesses for net cash proceeds of $48 million during fiscal 2023. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $9 million. Additionally, during fiscal 2022, we recorded pre-tax impairment charges of $14 million when the businesses were reclassified to held for sale. The businesses sold were reported in our Industrial Solutions segment.

During fiscal 2022, we sold two businesses for net cash proceeds of $16 million and recognized a net pre-tax gain on sales of $10 million. The businesses sold were reported in our Transportation Solutions and Industrial Solutions segments.

Change in Place of Incorporation

During fiscal 2024, we incurred costs of $20 million related to our change in place of incorporation from Switzerland to Ireland. See Notes 1 and 21 for additional information regarding the change.

4. Acquisitions

During the quarter ended December 29, 2023, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG (“Schaffner”), a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. As a result of the transaction, we recognized a noncontrolling interest with a fair value of $5 million as of the acquisition date. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant. During the quarter ended June 28, 2024, we completed a squeeze-out of the remaining minority shareholders for $5 million and the Schaffner shares were delisted from the SIX Swiss Exchange.

We acquired one business for a cash purchase price of $110 million, net of cash acquired, during fiscal 2023. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

We acquired three businesses for a combined cash purchase price of $245 million, net of cash acquired, during fiscal 2022. The acquired businesses have been reported as part of our Communications Solutions segment from the date of acquisition. During fiscal 2022, we finalized the purchase price allocation of certain fiscal 2021 acquisitions, which included the recognition of $25 million of cash acquired, and the associated goodwill was reduced.

5. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2024	2023

	(in millions)
Raw materials	$328	$367
Work in progress	1,063	1,185
Finished goods	1,126	1,000
Inventories	$2,517	$2,552

6. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2024	2023

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$120	$116
Buildings and improvements	1,571	1,438
Machinery and equipment	8,931	8,311
Construction in process	659	625
	11,281	10,490
Accumulated depreciation	(7,378)	(6,736)
Property, plant, and equipment, net	$3,903	$3,754

Depreciation expense was $660 million, $607 million, and $593 million in fiscal 2024, 2023, and 2022, respectively.

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2022(1)	$1,439	$3,118	$701	$5,258
Acquisition	—	75	—	75
Currency translation and other	39	70	21	130
Balance at fiscal year end 2023(1)	1,478	3,263	722	5,463
Acquisition	—	180	—	180
Currency translation and other	41	95	22	158
Balance at fiscal year end 2024(1)	$1,519	$3,538	$744	$5,801
(1)	At fiscal year end 2024, 2023, and 2022, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During fiscal 2024 and 2023, we recognized goodwill of $180 million and $75 million, respectively, in the Industrial Solutions segment connection with new acquisitions. See Note 4 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2024 and determined that no impairment existed.

8. Intangible Assets, Net

Intangible assets consisted of the following:

	2024			2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,901	$(948)	$953	$1,720	$(806)	$914
Intellectual property	686	(481)	205	1,186	(938)	248
Other	23	(7)	16	19	(6)	13
Total	$2,610	$(1,436)	$1,174	$2,925	$(1,750)	$1,175

Intangible asset amortization expense was $166 million, $187 million, and $192 million for fiscal 2024, 2023, and 2022, respectively. At fiscal year end 2024, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2025	$164
Fiscal 2026	157
Fiscal 2027	138
Fiscal 2028	103
Fiscal 2029	96
Thereafter	516
Total	$1,174

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2024	2023

	(in millions)
Accrued payroll and employee benefits	$657	$577
Dividends payable to shareholders	390	368
Restructuring reserves	233	240
Income taxes payable	113	140
Lease liability	128	118
Deferred revenue	58	74
Share repurchase program payable	—	71
Interest payable	27	28
Other	541	602
Accrued and other current liabilities	$2,147	$2,218

10. Debt

Debt was as follows:

	Fiscal Year End
	2024	2023

	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 4.95% and 5.50%, respectively	$255	$330
3.45% senior notes due 2024	—	350
0.00% euro-denominated senior notes due 2025	615	582
4.50% senior notes due 2026	500	500
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
0.00% euro-denominated senior notes due 2029	615	582
4.625% senior notes due 2030	350	—
2.50% senior notes due in 2032	600	600
7.125% senior notes due 2037	477	477
Other	76	75
	4,238	4,246
Unamortized discounts, premiums, and debt issuance costs, net	(35)	(35)
Total debt	$4,203	$4,211

During fiscal 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $350 million aggregate principal amount of 4.625% senior notes due in February 2030. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in April 2024 with aggregate commitments of $1.5 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in April 2029. TEGSA had no borrowings under the Credit Facility at fiscal year end 2024 or the Replaced Credit Facility at fiscal year end 2023.

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

During fiscal 2024, TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility were fully and unconditionally guaranteed on an unsecured basis by its then parent, TE Connectivity Ltd., and, as of September 24, 2024, also by TE Connectivity Ltd.’s wholly-owned subsidiary, TE Connectivity Switzerland Ltd. As a result of our change in place of incorporation, such guarantees are provided by TE Connectivity plc and its wholly-owned subsidiary, TE Connectivity Switzerland Ltd., in fiscal 2025.

At fiscal year end 2024, principal payments required for debt are as follows:

(in millions)
Fiscal 2025	$872
Fiscal 2026	852
Fiscal 2027	402
Fiscal 2028	—
Fiscal 2029	615
Thereafter	1,497
Total	$4,238

The fair value of our debt, based on indicative valuations, was approximately $4,190 million and $3,974 million at fiscal year end 2024 and 2023, respectively.

11. Leases

The components of lease cost were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Operating lease cost	$134	$129	$131
Variable lease cost	53	55	52
Total lease cost	$187	$184	$183

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2024	2023

	($ in millions)
Operating lease ROU assets:
Other assets	$433	$390
Operating lease liabilities:
Accrued and other current liabilities	$128	$118
Other liabilities	313	280
Total operating lease liabilities	$441	$398

Weighted-average remaining lease term (in years)	5.5	5.0
Weighted-average discount rate	3.4%	3.0%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$141	$127	$122

ROU assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	180	106	135
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

At fiscal year end 2024, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2025	$128
Fiscal 2026	103
Fiscal 2027	72
Fiscal 2028	53
Fiscal 2029	36
Thereafter	94
Total lease payments	486
Less: interest	(45)
Present value of lease liabilities	$441

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

Trade Compliance Matters

We have been investigating our past compliance with relevant U.S. trade controls and have made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) and the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). We have also been contacted by the U.S. Department of Justice concerning certain aspects of the BIS matters. During the quarter ended September 27, 2024, we concluded our open matters with BIS, with our settlement including the payment of a penalty of approximately $6 million. We are cooperating with the DDTC in its ongoing investigation. We are unable to predict the timing and final outcome of the agency’s investigation. An unfavorable outcome may include fines or penalties imposed in response to our disclosures, but we are not yet able to reasonably estimate the extent of any such fines or penalties. Although we have reserved for potential fines and penalties relating to these matters based on our current understanding of the facts, the investigation into these matters has yet to be completed and the final outcome of such investigation and related fines and penalties may differ from amounts currently reserved.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2024, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $17 million to $43 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $186 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, at fiscal year end 2024, we had $23 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Consolidated Balance Sheets, were $105 million and $109 million at fiscal year end 2024 and 2023, respectively.

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

During fiscal 2015, we entered into cross-currency swap contracts, which were designated as cash flow hedges, to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. As of fiscal year end 2022, all such cross-currency swap contracts had been terminated or matured and were settled; additionally, all related collateral positions were settled. During fiscal 2024 and 2023, we did not enter into any cross-currency swap contracts and there were no amounts outstanding.

The impacts of our cross-currency swap contracts were as follows:

Fiscal
2022
(in millions)
Losses recorded in other comprehensive income (loss)	$(7)
Gains excluded from the hedging relationship(1)	70
Gains reclassified from other comprehensive income (loss) into selling, general, and administrative expenses	2
(1)	Gains excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,417 million and $1,709 million at fiscal year end 2024 and 2023, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,367 million and $3,806 million at fiscal year end 2024 and 2023, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.7% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2028, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2024	2023

	(in millions)
Prepaid expenses and other current assets	$31	$109
Other assets	11	79
Accrued and other current liabilities	51	4
Other liabilities	99	10

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(112)	$(162)	$516
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(194)	(29)	265
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2022, we terminated forward starting interest rate swap contracts as a result of the issuance of our 2.50% senior notes due in 2032. During fiscal 2024 and 2023, we did not enter into any forward starting interest rate swap contracts and there were no amounts outstanding.

The impacts of our forward starting interest rate swap contracts were as follows:

Fiscal
2022
(in millions)
Gains recorded in other comprehensive income (loss)	$13

We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $488 million and $459 million at fiscal year end 2024 and 2023, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2024	2023

	(in millions)
Prepaid expenses and other current assets	$52	$3
Other assets	4	—
Accrued and other current liabilities	1	21
Other liabilities	—	5

The impacts of our commodity swap contracts were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$102	$31	$(86)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	19	(39)	22

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2024 and 2023.

14. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2024	2023	2022	2024	2023	2022

	($ in millions)
Operating expense:
Service cost	$28	$29	$38	$7	$9	$8
Other (income) expense:
Interest cost	63	60	32	39	38	26
Expected returns on plan assets	(53)	(48)	(55)	(38)	(38)	(47)
Amortization of net actuarial loss	5	6	24	4	4	3
Amortization of prior service credit	(4)	(4)	(5)	—	—	—
Settlement and curtailment gains and other	(1)	(2)	(3)	—	—	—
Net periodic pension benefit cost (credit)	$38	$41	$31	$12	$13	$(10)
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	4.13%	3.80%	1.37%	6.04%	5.53%	2.84%
Expected returns on plan assets	5.08%	4.61%	3.77%	7.10%	6.60%	5.90%
Rates of compensation increases	2.68%	2.62%	2.53%	—%	—%	—%

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2024	2023	2024	2023

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,509	$1,502	$674	$717
Service cost	28	29	7	9
Interest cost	63	60	39	38
Actuarial (gains) losses	112	(79)	57	(23)
Benefits and administrative expenses paid	(75)	(73)	(77)	(67)
Settlements and curtailments	(15)	(38)	—	—
Currency translation	106	105	—	—
Other	50	3	—	—
Benefit obligation at end of fiscal year	1,778	1,509	700	674

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,007	989	566	612
Actual returns on plan assets	124	(3)	94	20
Employer contributions	45	70	24	1
Benefits and administrative expenses paid	(75)	(73)	(77)	(67)
Settlements	(15)	(35)	—	—
Currency translation	82	54	—	—
Other	49	5	—	—
Fair value of plan assets at end of fiscal year	1,217	1,007	607	566
Funded status	$(561)	$(502)	$(93)	$(108)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$182	$143	$—	$—
Accrued and other current liabilities	(34)	(30)	(2)	(4)
Long-term pension and postretirement liabilities	(709)	(615)	(91)	(104)
Net amount recognized	$(561)	$(502)	$(93)	$(108)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(204)	$(154)	$(137)	$(140)
Prior service credit	5	9	—	—
Total	$(199)	$(145)	$(137)	$(140)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	3.59%	4.13%	4.94%	6.04%
Rates of compensation increases	2.59%	2.68%	—%	—%

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2024	2023	2024	2023

	(in millions)
Current year net actuarial gain (loss) recorded in accumulated other comprehensive income (loss)	$(55)	$16	$(1)	$5
Amortization of net actuarial loss	5	6	4	4
Current year prior service credit (cost) recorded in accumulated other comprehensive income (loss)	—	(1)	—	1
Amortization of prior service credit	(4)	(6)	—	—
	$(54)	$15	$3	$10

In fiscal 2024, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) were primarily the result of lower discount rates, partially offset by favorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2023.

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

At fiscal year end 2024, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2024, our target asset allocation is 67% return-seeking and 33% liability-hedging.

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2024	2023	Target	2024	2023
Asset category:
Equity securities	33%	40%	38%	67%	54%	50%
Fixed income	36	36	36	33	46	50
Other	31	24	26	—	—	—
Total	100%	100%	100%	100%	100%	100%

Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of approximately $50 million and $20 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2025. We may also make voluntary contributions at our discretion.

At fiscal year end 2024, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2025	$98	$61
Fiscal 2026	98	61
Fiscal 2027	96	60
Fiscal 2028	102	59
Fiscal 2029	105	58
Fiscal 2030-2034	572	268

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2024	2023	2024	2023

	(in millions)
Accumulated benefit obligation	$1,700	$1,446	$700	$674
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	743	643	700	674
Fair value of plan assets	50	42	607	566
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	856	742	700	674
Fair value of plan assets	113	91	607	566

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2024
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$205	$—	$205	$—	$184	$—	$184
Fixed income:
Commingled fixed income funds(2)	—	711	—	711	—	275	—	275
Other(3)	—	181	—	181	—	2	—	2
Subtotal	$—	$1,097	$—	1,097	$—	$461	$—	461
Items to reconcile to fair value of plan assets(4)				120				146
Fair value of plan assets				$1,217				$607

	Fiscal Year End 2023
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$185	$—	$185	$—	$153	$—	$153
Fixed income:
Commingled fixed income funds(2)	—	559	—	559	—	252	—	252
Other(3)	—	167	—	167	—	14	—	14
Subtotal	$—	$911	$—	911	$—	$419	$—	419
Items to reconcile to fair value of plan assets(4)				96				147
Fair value of plan assets				$1,007				$566
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Commingled fixed income funds are pooled investments in multiple fixed income-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(3)	Other investments are composed of insurance contracts, derivatives, short-term investments, and structured products such as collateralized obligations and mortgage- and asset-backed securities. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2).
(4)	Items to reconcile to fair value of plan assets include certain investments containing no significant redemption restrictions that were measured at net asset value (“NAV”) using the NAV practical expedient available in ASC 820 and amounts receivable or payable for unsettled transactions and cash balances, both of which are considered to be carried at book value.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $57 million, $56 million, and $59 million for fiscal 2024, 2023, and 2022, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record-keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2024 and 2023, total deferred compensation liabilities were $285 million and $236 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $11 million at both fiscal year end 2024 and 2023, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2024, 2023, and 2022 was not significant.

15. Income Taxes

Income Tax Expense (Benefit)

Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Current income tax expense (benefit):
U.S. Federal	$23	$23	$20
U.S. State	4	—	(19)
Non-U.S.	365	418	452
	392	441	453
Deferred income tax expense (benefit):
U.S. Federal	(49)	(90)	(90)
U.S. State	3	(6)	—
Non-U.S.	(743)	19	(57)
	(789)	(77)	(147)
Income tax expense (benefit)	$(397)	$364	$306

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
U.S.	$(96)	$(137)	$(4)
Non-U.S.	2,893	2,405	2,737
Income from continuing operations before income taxes	$2,797	$2,268	$2,733

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$587	$476	$574
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax expense (benefit), net	6	(5)	(15)
Tax law changes	(260)	(1)	21
Tax credits	(982)	(13)	(13)
Non-U.S. net earnings(2)	(15)	(58)	(105)
Change in accrued income tax liabilities	160	47	(14)
Valuation allowance	328	(47)	(37)
Legal entity restructurings and intercompany transactions	(234)	(1)	(123)
Divestitures	—	(17)	—
Excess tax benefits from share-based payments	(8)	(6)	(15)
Other	21	(11)	33
Income tax expense (benefit)	$(397)	$364	$306
(1)	The U.S. federal statutory rate was 21% for fiscal 2024, 2023, and 2022.
(2)	Excludes items which are separately presented.

The income tax benefit for fiscal 2024 included a $636 million net income tax benefit associated with a $972 million ten-year tax credit obtained by a Swiss subsidiary reduced by a $336 million valuation allowance related to the amount of the tax credit not expected to be realized. In addition, the income tax benefit for fiscal 2024 included a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland, as well as a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

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

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2024	2023

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$417	$387
Tax loss and credit carryforwards	10,075	8,547
Inventories	81	78
Intangible assets	884	519
Pension and postretirement benefits	84	70
Deferred revenue	10	10
Interest	524	468
Lease liabilities	85	84
Other	3	15
Gross deferred tax assets	12,163	10,178
Valuation allowance	(8,285)	(7,416)
Deferred tax assets, net of valuation allowance	3,878	2,762

Deferred tax liabilities:
Property, plant, and equipment	(93)	(96)
Write-down of investments in subsidiaries	(244)	(95)
Lease ROU assets	(84)	(82)
Other	(159)	(74)
Total deferred tax liabilities	(580)	(347)

Net deferred tax assets	$3,298	$2,415

Our tax loss and credit carryforwards (tax effected) at fiscal year end 2024 were as follows:

	Expiration Period
		Fiscal 2030
	Through	Through	No
	Fiscal 2029	Fiscal 2044	Expiration	Total

	(in millions)
U.S. Federal:
Net operating loss carryforwards	$162	$217	$58	$437
Tax credit carryforwards	53	109	—	162
U.S. State:
Net operating loss carryforwards	26	13	6	45
Tax credit carryforwards	5	1	6	12
Non-U.S.:
Net operating loss carryforwards	169	6,816	1,401	8,386
Tax credit carryforwards	1	987	1	989
Capital loss carryforwards	3	—	41	44
Total tax loss and credit carryforwards	$419	$8,143	$1,513	$10,075

The valuation allowance for deferred tax assets of $8,285 million and $7,416 million at fiscal year end 2024 and 2023, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. During fiscal 2024, the valuation allowance increased primarily, as discussed above, by $336 million related to the portion of a tax credit obtained by a Swiss subsidiary not expected to be realized and by $281 million for a non-U.S. subsidiary intercompany transaction with a corresponding increase to deferred tax assets. In addition, a $247 million increase in the valuation allowance was associated with net write-downs of investments in subsidiaries in certain jurisdictions, with a corresponding increase to tax loss and credit carryforwards. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2024, certain subsidiaries had approximately $39.0 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2024, we had approximately $4.7 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity plc, our now parent company, but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2024	2023	2022

	(in millions)
Balance at beginning of fiscal year	$454	$287	$359
Additions for tax positions related to prior years	8	78	10
Reductions for tax positions related to prior years	(4)	(1)	(17)
Additions for tax positions related to the current year	214	107	37
Current year acquisitions	—	1	—
Settlements	(5)	(2)	(2)
Reductions due to lapse of applicable statutes of limitations	(15)	(16)	(100)
Balance at end of fiscal year	$652	$454	$287

The total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate were $485 million, $327 million, and $272 million at fiscal year end 2024, 2023, and 2022, respectively.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2024 and 2023, we had $80 million and $65 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2024, 2023, and 2022, we recognized income tax expense of $15 million, $11 million, and $3 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

As of fiscal year end 2024, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2019 through 2024
China	2014 through 2024
Czech Republic	2017 through 2024
France	2017 through 2024
Germany	2012 through 2024
Hong Kong	2018 through 2024
India	2012 through 2024
Ireland	2019 through 2024
Italy	2018 through 2024
Japan	2018 through 2024
Luxembourg	2019 through 2024
Mexico	2019 through 2024
Morocco	2022 through 2024
Singapore	2019 through 2024
South Korea	2019 through 2024
Spain	2020 through 2024
Switzerland	2020 through 2024
Thailand	2022 through 2024
United Kingdom	2022 through 2024
U.S.—federal	2021 through 2024

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

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2024.

16. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Basic	307	315	323
Dilutive impact of share-based compensation arrangements	2	2	2
Diluted	309	317	325

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	Fiscal
	2024	2023	2022

	(in millions)
Antidilutive share options	1	1	1

17. Shareholders’ Equity and Redeemable Noncontrolling Interest

Common Shares

During fiscal 2024, we were organized under the laws of Switzerland and the rights of holders of our shares were governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations. The par value of our common shares was stated in Swiss francs (“CHF”); however, we used the U.S. dollar as our reporting currency on the Consolidated Financial Statements.

Subject to certain conditions specified in our Swiss articles of association, we were authorized to increase our conditional share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. Additionally, in March 2024, our shareholders reapproved and extended, for a period of one year ending March 13, 2025, our board of directors’ authorization to issue additional new shares to a maximum of 120% and/or reduce shares to a minimum of 80% of the existing share capital, subject to certain conditions specified in our articles of association. During fiscal 2024, there were no increases or decreases in our share capital and, following our change in place of incorporation, these authorizations ended.

Common Shares Held in Treasury

At fiscal year end 2024, approximately 17 million common shares were held in treasury, all of which were owned by one of our subsidiaries. At fiscal year end 2023, approximately 10 million common shares were held in treasury, of which 4 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

In fiscal 2024, 2023, and 2022, our shareholders approved the cancellation of six million, eight and a half million, and five million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period, filing with the commercial register in Switzerland, and other requirements.

At the beginning of fiscal 2025, all treasury shares were cancelled in connection with our change in place of incorporation.

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

Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2024 and 2023, Swiss Contributed Surplus was CHF 2,862 million and CHF 3,562 million, respectively (equivalent to $1,657 million and $2,454 million, respectively).

In connection with our change in place of incorporation, we expect future dividends to be made from accumulated earnings as defined under Irish GAAP.

Dividends

We paid cash dividends to shareholders of $2.48, $2.30, and $2.12 per share in fiscal 2024, 2023, and 2022, respectively.

Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares were required to be approved by our shareholders.

Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Timing
March 2021	$2.00, payable in four quarterly installments of $0.50	Third quarter of fiscal 2021 Fourth quarter of fiscal 2021 First quarter of fiscal 2022 Second quarter of fiscal 2022
March 2022	$2.24, payable in four quarterly installments of $0.56	Third quarter of fiscal 2022 Fourth quarter of fiscal 2022 First quarter of fiscal 2023 Second quarter of fiscal 2023
March 2023	$2.36, payable in four quarterly installments of $0.59	Third quarter of fiscal 2023 Fourth quarter of fiscal 2023 First quarter of fiscal 2024 Second quarter of fiscal 2024
March 2024	$2.60, payable in four quarterly installments of $0.65	Third quarter of fiscal 2024 Fourth quarter of fiscal 2024 First quarter of fiscal 2025 Second quarter of fiscal 2025

The third and fourth installments of the dividends approved by our shareholders in March 2024 are expected to occur in fiscal 2025, subsequent to our merger with TE Connectivity plc and change in jurisdiction of incorporation. In accordance with the merger agreement, TE Connectivity plc has assumed these liabilities and is obligated to pay the dividend installments that were unpaid at the time of the merger.

As a result of our change in place of incorporation, beginning in our third quarter of fiscal 2025, future dividends on our ordinary shares, if any, will be declared on a quarterly basis by our board of directors as provided by Irish law. Shareholder approval is no longer required.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At fiscal year end 2024 and 2023, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $390 million and $368 million, respectively.

Share Repurchase Program

In fiscal 2024, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Number of common shares repurchased	14	8	10
Repurchase value	$1,991	$946	$1,409

At fiscal year end 2024, we had $245 million of availability remaining under our share repurchase authorization. See additional information regarding our share repurchase program in Note 21.

Redeemable Noncontrolling Interest

We own approximately 72% of our First Sensor AG (“First Sensor”) subsidiary. The noncontrolling interest holders can elect either (1) to remain First Sensor shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. As the exercise of the put right by First Sensor noncontrolling interest shareholders is not within our control, our First Sensor noncontrolling interest balance is recorded as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheets as of fiscal year end 2024 and 2023.

18. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrecognized	Gains (Losses)	Accumulated
	Currency	Pension and	on Cash	Other
	Translation	Postretirement	Flow	Comprehensive
	Adjustments(1)	Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2021	$314	$(475)	$(7)	$(168)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(510)	344	(76)	(242)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	(26)	(7)
Income tax (expense) benefit	—	(104)	7	(97)
Other comprehensive income (loss), net of tax	(510)	259	(95)	(346)
Less: other comprehensive loss attributable to noncontrolling interests	19	—	—	19
Balance at fiscal year end 2022	$(177)	$(216)	$(102)	$(495)
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	251	21	31	303
Amounts reclassified from accumulated other comprehensive income (loss)	10	4	38	52
Income tax expense	—	(5)	(4)	(9)
Other comprehensive income, net of tax	261	20	65	346
Less: other comprehensive income attributable to noncontrolling interests	(9)	—	—	(9)
Balance at fiscal year end 2023	$75	$(196)	$(37)	$(158)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	130	(56)	102	176
Amounts reclassified from accumulated other comprehensive income (loss)	1	4	(18)	(13)
Income tax (expense) benefit	—	15	(8)	7
Other comprehensive income (loss), net of tax	131	(37)	76	170
Less: other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at fiscal year end 2024	$199	$(233)	$39	$5
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.

19. Share Plans

During fiscal 2024, shareholders approved our 2024 Stock and Incentive Plan (the “2024 Plan”). The 2024 Plan replaced our 2007 Stock and Incentive Plan, as amended and restated (the “2007 Plan”), as the source of awards granted. No further awards will be granted under the 2007 Plan and all remaining shares available under the 2007 Plan have been cancelled.

Our equity compensation plans, of which the 2024 Plan is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2024, the 2024 Plan provided for a maximum of 20 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. We had 20 million shares available for issuance under the 2024 Plan as of fiscal year end 2024.

Share-Based Compensation Expense

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Share-based compensation expense	$127	$123	$119

We recognized a related tax benefit associated with our share-based compensation arrangements of $25 million, $25 million, and $24 million in fiscal 2024, 2023, and 2022, respectively.

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

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2023	1,479,275	$129.48
Granted	632,628	135.32
Vested	(575,494)	126.15
Forfeited	(107,208)	130.66
Nonvested at fiscal year end 2024	1,429,201	$133.29

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2024, 2023, and 2022 was $135.32, $124.92, and $150.99, respectively.

The total fair value of restricted share awards that vested during fiscal 2024, 2023, and 2022 was $73 million, $54 million, and $44 million, respectively.

As of fiscal year end 2024, there was $87 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2023	471,344	$126.44
Granted	206,342	129.05
Vested	(192,088)	104.69
Forfeited	(17,600)	134.85
Outstanding at fiscal year end 2024	467,998	$136.11

The weighted-average grant-date fair value of performance share awards granted during fiscal 2024, 2023, and 2022 was $129.05, $120.06, and $157.56, respectively.

The total fair value of performance share awards that vested during fiscal 2024, 2023, and 2022 was $20 million, $17 million, and $12 million, respectively.

As of fiscal year end 2024, there was $25 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2023	5,618,649	$105.73
Granted	880,150	131.86
Exercised	(976,155)	89.08
Forfeited	(139,359)	132.32
Outstanding at fiscal year end 2024	5,383,285	$112.33	6.1	$214
Vested and expected to vest at fiscal year end 2024	5,314,593	$112.09	6.0	$213
Exercisable at fiscal year end 2024	3,273,955	$100.41	4.8	$169

The weighted-average exercise price of share option awards granted during fiscal 2024, 2023, and 2022 was $131.86, $124.56, and $157.02, respectively.

The total intrinsic value of options exercised during fiscal 2024, 2023, and 2022 was $59 million, $30 million, and $49 million, respectively. We received cash related to the exercise of options of $89 million, $43 million, and $54 million in fiscal 2024, 2023, and 2022, respectively.

As of fiscal year end 2024, there was $24 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2024	2023	2022
Weighted-average grant-date fair value	$39.79	$35.90	$37.51

Assumptions:
Expected share price volatility	31%	31%	29%
Risk-free interest rate	4.6%	4.0%	1.2%
Expected annual dividend per share	$2.36	$2.24	$2.00
Expected life of options (in years)	5.3	5.1	5.1

20. Segment and Geographic Data

During fiscal 2024, we operated through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. See Note 1 for a description of our fiscal 2024 segments. Also see Note 21 for information regarding our new segment structure effective for fiscal 2025.

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

Net sales by segment and industry end market(1) were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Transportation Solutions:
Automotive	$6,956	$6,951	$6,527
Commercial transportation	1,456	1,525	1,582
Sensors	986	1,112	1,110
Total Transportation Solutions	9,398	9,588	9,219
Industrial Solutions:
Industrial equipment	1,385	1,706	1,904
Aerospace, defense, and marine	1,344	1,178	1,087
Energy	919	883	804
Medical	833	784	695
Total Industrial Solutions	4,481	4,551	4,490
Communications Solutions:
Data and devices	1,274	1,162	1,606
Appliances	692	733	966
Total Communications Solutions	1,966	1,895	2,572
Total	$15,845	$16,034	$16,281
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region and segment were as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$3,548	$3,848	$3,490
Industrial Solutions	2,083	2,046	1,862
Communications Solutions	268	314	355
Total EMEA	5,899	6,208	5,707
Asia–Pacific:
Transportation Solutions	3,701	3,439	3,537
Industrial Solutions	626	732	827
Communications Solutions	1,040	985	1,407
Total Asia–Pacific	5,367	5,156	5,771
Americas:
Transportation Solutions	2,149	2,301	2,192
Industrial Solutions	1,772	1,773	1,801
Communications Solutions	658	596	810
Total Americas	4,579	4,670	4,803
Total	$15,845	$16,034	$16,281

Operating income by segment was as follows:

	Fiscal
	2024	2023	2022

	(in millions)
Transportation Solutions	$1,847	$1,451	$1,534
Industrial Solutions	588	602	607
Communications Solutions	361	251	615
Total	$2,796	$2,304	$2,756

No single customer accounted for a significant amount of our net sales in fiscal 2024, 2023, or 2022.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Depreciation and amortization and capital expenditures were as follows:

	Depreciation and
	Amortization			Capital Expenditures
	Fiscal			Fiscal
	2024	2023	2022	2024	2023	2022

	(in millions)
Transportation Solutions	$516	$484	$505	$427	$468	$483
Industrial Solutions	221	210	194	146	171	153
Communications Solutions	89	100	86	107	93	132
Total	$826	$794	$785	$680	$732	$768

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2024	2023	2022

	(in millions)
Transportation Solutions	$5,679	$5,678	$5,530
Industrial Solutions	2,716	2,623	2,428
Communications Solutions	1,080	972	1,150
Total segment assets(1)	9,475	9,273	9,108
Other current assets	2,059	2,373	1,727
Other non-current assets	11,320	10,066	9,947
Total assets	$22,854	$21,712	$20,782
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2024	2023	2022	2024	2023	2022

	(in millions)
EMEA:
Switzerland	$3,906	$4,111	$3,709	$7	$6	$16
Germany	236	405	561	586	637	597
Other EMEA	1,757	1,692	1,437	1,060	965	821
Total EMEA	5,899	6,208	5,707	1,653	1,608	1,434
Asia–Pacific:
China	3,571	3,182	3,589	844	794	779
Other Asia–Pacific	1,796	1,974	2,182	332	294	296
Total Asia–Pacific	5,367	5,156	5,771	1,176	1,088	1,075
Americas:
U.S.	4,020	4,107	4,280	953	933	947
Other Americas	559	563	523	121	125	111
Total Americas	4,579	4,670	4,803	1,074	1,058	1,058
Total	$15,845	$16,034	$16,281	$3,903	$3,754	$3,567
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

21. Subsequent Events

Change in Place of Incorporation

Our merger with TE Connectivity plc, our wholly-owned subsidiary, was completed on September 30, 2024, thereby changing our jurisdiction of incorporation from Switzerland to Ireland. Our shareholders received one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Effective for fiscal 2025, we are organized under the laws of Ireland. We do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation.

Share Repurchase Program

On October 30, 2024, our board of directors authorized an increase of $2.5 billion in our share repurchase program.

New Segment Structure Effective for Fiscal 2025

Effective for the first quarter of fiscal 2025, we will reorganize our management and segments to align the organization around our fiscal 2025 strategy. Our businesses in the Communications Solutions segment will be moved into the Industrial Solutions segment. Also, the appliances and industrial equipment businesses will be combined to form the automation and connected living business. In addition, we will realign certain product lines and businesses from the Industrial Solutions and Communications Solutions segments to the Transportation Solutions segment. The following represents the new segment structure:

●	Transportation Solutions—This segment will contain our automotive, commercial transportation, and sensors businesses.
●	Industrial Solutions—This segment will contain our aerospace, defense, and marine; medical; energy; digital data networks (historically referred to as data and devices); and automation and connected living businesses.

In the Consolidated Financial Statements, results for fiscal 2024 and prior periods are reported on the basis under which we managed our business in fiscal 2024 and do not reflect the fiscal 2025 segment reorganization.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2024:
Allowance for doubtful accounts receivable	$30	$15	$2	$(15)	$32
Valuation allowance on deferred tax assets	7,416	916	—	(47)	8,285

Fiscal 2023:
Allowance for doubtful accounts receivable	$45	$(1)	$—	$(14)	$30
Valuation allowance on deferred tax assets	7,112	406	—	(102)	7,416

Fiscal 2022:
Allowance for doubtful accounts receivable	$41	$15	$(7)	$(4)	$45
Valuation allowance on deferred tax assets	2,729	4,463	—	(80)	7,112