Form 10-Q
period 2024-12-27
TE Connectivity plc
filed 2025-01-24
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260

(Commission File Number)

TE CONNECTIVITY PLC

(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-1779916 (I.R.S. Employer Identification No.)	+353 91 378 040 (Registrant’s telephone number)
Parkmore Business Park West, Parkmore, Ballybrit, Galway, H91VN2T, Ireland (Address and postal code of principal executive offices)

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

The number of ordinary shares outstanding as of January 17, 2025 was 298,353,180.

TE CONNECTIVITY PLC

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions, except per share data)
Net sales	$3,836	$3,831
Cost of sales	2,476	2,507
Gross margin	1,360	1,324
Selling, general, and administrative expenses	427	424
Research, development, and engineering expenses	188	173
Acquisition and integration costs	5	8
Restructuring and other charges, net	50	21
Operating income	690	698
Interest income	23	22
Interest expense	(6)	(18)
Other expense, net	(1)	(3)
Income from continuing operations before income taxes	706	699
Income tax (expense) benefit	(178)	1,105
Income from continuing operations	528	1,804
Loss from discontinued operations, net of income taxes	—	(1)
Net income	$528	$1,803

Basic earnings per share:
Income from continuing operations	$1.77	$5.80
Net income	1.77	5.80

Diluted earnings per share:
Income from continuing operations	$1.75	$5.76
Net income	1.75	5.76

Weighted-average number of shares outstanding:
Basic	299	311
Diluted	301	313

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Net income	$528	$1,803
Other comprehensive income (loss):
Currency translation	(166)	163
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(9)	(18)
Gains (losses) on cash flow hedges, net of income taxes	(56)	28
Other comprehensive income (loss)	(231)	173
Comprehensive income	297	1,976
Less: comprehensive (income) loss attributable to noncontrolling interests	9	(4)
Comprehensive income attributable to TE Connectivity plc	$306	$1,972

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 27,	September 27,
	2024	2024

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,254	$1,319
Accounts receivable, net of allowance for doubtful accounts of $34 and $32, respectively	2,912	3,055
Inventories	2,619	2,517
Prepaid expenses and other current assets	734	740
Total current assets	7,519	7,631
Property, plant, and equipment, net	3,759	3,903
Goodwill	5,835	5,801
Intangible assets, net	1,177	1,174
Deferred income taxes	3,270	3,497
Other assets	881	848
Total assets	$22,441	$22,854
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$920	$871
Accounts payable	1,859	1,728
Accrued and other current liabilities	1,694	2,147
Total current liabilities	4,473	4,746
Long-term debt	3,285	3,332
Long-term pension and postretirement liabilities	778	810
Deferred income taxes	203	199
Income taxes	396	411
Other liabilities	773	870
Total liabilities	9,908	10,368
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	124	131
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding as of December 27, 2024	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding as of December 27, 2024	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 300,840,538 shares issued and common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, respectively	3	139
Accumulated earnings	12,933	14,533
Ordinary shares and common shares held in treasury, at cost, 2,074,979 and 16,656,681 shares, respectively	(310)	(2,322)
Accumulated other comprehensive income (loss)	(217)	5
Total shareholders' equity	12,409	12,355
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$22,441	$22,854

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended December 27, 2024
			Common/				Accumulated
	Common/		Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 27, 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355
Change in place of incorporation	—	(136)	—	—	—	136	—	—
Cancellation of treasury shares	(17)	—	17	2,322	—	(2,322)	—	—
Net income	—	—	—	—	—	528	—	528
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Share-based compensation expense	—	—	—	—	35	—	—	35
Exercise of share options	1	—	—	—	34	—	—	34
Restricted share award vestings and other activity	1	—	—	—	(69)	58	—	(11)
Repurchase of ordinary shares	—	—	(2)	(310)	—	—	—	(310)
Balance at December 27, 2024	301	$3	(2)	$(310)	$—	$12,933	$(217)	$12,409

	For the Quarter Ended December 29, 2023
							Accumulated
			Common Shares				Other	Total
	Common Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 29, 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551
Net income	—	—	—	—	—	1,803	—	1,803
Other comprehensive income	—	—	—	—	—	—	169	169
Share-based compensation expense	—	—	—	—	34	—	—	34
Exercise of share options	—	—	—	11	—	—	—	11
Restricted share award vestings and other activity	—	—	—	94	(34)	(72)	—	(12)
Repurchase of common shares	—	—	(3)	(420)	—	—	—	(420)
Balance at December 29, 2023	322	$142	(13)	$(1,695)	$—	$14,678	$11	$13,136

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net income	$528	$1,803
Loss from discontinued operations, net of income taxes	—	1
Income from continuing operations	528	1,804
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	186	194
Deferred income taxes	98	(1,217)
Non-cash lease cost	34	34
Provision for losses on accounts receivable and inventories	41	42
Share-based compensation expense	35	34
Other	12	40
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	146	127
Inventories	(118)	(282)
Prepaid expenses and other current assets	68	(48)
Accounts payable	150	128
Accrued and other current liabilities	(295)	(239)
Income taxes	30	12
Other	(37)	90
Net cash provided by operating activities	878	719
Cash flows from investing activities:
Capital expenditures	(205)	(151)
Proceeds from sale of property, plant, and equipment	1	2
Acquisition of businesses, net of cash acquired	(325)	(349)
Proceeds from divestiture of business, net of cash retained by business sold	—	38
Other	(8)	(8)
Net cash used in investing activities	(537)	(468)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	90	(69)
Repayment of debt	—	(1)
Proceeds from exercise of share options	34	11
Repurchase of ordinary/common shares	(303)	(476)
Payment of ordinary/common share dividends to shareholders	(189)	(183)
Other	(27)	(27)
Net cash used in financing activities	(395)	(745)
Effect of currency translation on cash	(11)	3
Net decrease in cash, cash equivalents, and restricted cash	(65)	(491)
Cash, cash equivalents, and restricted cash at beginning of period	1,319	1,661
Cash, cash equivalents, and restricted cash at end of period	$1,254	$1,170

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of TE Connectivity plc (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) have been prepared in United States (“U.S.”) dollars, in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the instructions to Form 10-Q under the Securities Exchange Act of 1934. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2025 and fiscal 2024 are to our fiscal years ending September 26, 2025 and ended September 27, 2024, respectively.

Change in Place of Incorporation

The merger between TE Connectivity Ltd., our former parent entity, and TE Connectivity plc, its wholly-owned subsidiary, was completed on September 30, 2024. TE Connectivity plc, a public limited company incorporated under Irish law, was the surviving entity and, as a result, our jurisdiction of incorporation changed from Switzerland to Ireland. Shareholders received one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger and change in place of incorporation. Effective for fiscal 2025, we are organized under the laws of Ireland. We do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation.

New Segment Structure

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our fiscal 2025 strategy. Our businesses in the former Communications Solutions segment have been moved into the Industrial Solutions segment. Also, the appliances and industrial equipment businesses have been combined to form the automation and connected living business. In addition, we realigned certain product lines and businesses from the Industrial Solutions and former Communications Solutions segments to the Transportation Solutions segment. The following represents the new segment structure:

●	Transportation Solutions—This segment contains our automotive, commercial transportation, and sensors businesses.
●	Industrial Solutions—This segment contains our aerospace, defense, and marine; medical; energy; digital data networks (historically referred to as data and devices); and automation and connected living businesses.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Restructuring charges, net	$43	$9
Loss on divestiture	—	11
Costs related to change in place of incorporation	10	—
Other charges (credits), net	(3)	1
Restructuring and other charges, net	$50	$21

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Transportation Solutions	$26	$2
Industrial Solutions	17	7
Restructuring charges, net	$43	$9

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 27,		Changes in	Cash	Non-Cash	Currency	December 27,
	2024	Charges	Estimate	Payments	Items	Translation	2024

	(in millions)
Fiscal 2025 Actions:
Employee severance	$—	$27	$—	$—	$—	$—	$27
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	30	—	—	(3)	—	27
Fiscal 2024 Actions:
Employee severance	72	2	—	(11)	—	(4)	59
Property, plant, and equipment	—	—	2	—	(2)	—	—
Total	72	2	2	(11)	(2)	(4)	59
Pre-Fiscal 2024 Actions:
Employee severance	186	9	(2)	(26)	—	(9)	158
Facility and other exit costs	15	1	—	(5)	—	(1)	10
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	201	11	(2)	(31)	(1)	(10)	168
Total Activity	$273	$43	$—	$(42)	$(6)	$(14)	$254

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. During the quarter ended December 27, 2024, we recorded restructuring charges of $30 million in connection with this program. We expect to complete all restructuring actions commenced during the quarter ended December 27, 2024 by the end of fiscal 2032 and to incur additional charges of approximately $10 million related primarily to facility exit costs in the Industrial Solutions segment.

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during the quarters ended December 27, 2024 and December 29, 2023, we recorded net restructuring charges of $4 million and $5 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2024 by the end of fiscal 2025 and anticipate that additional charges related to actions commenced during fiscal 2024 will be insignificant.

Pre-Fiscal 2024 Actions

During the quarters ended December 27, 2024 and December 29, 2023, we recorded net restructuring charges of $9 million and $4 million, respectively, related to pre-fiscal 2024 actions. We expect to incur additional charges of approximately $10 million in connection with the restructuring actions commenced prior to fiscal 2024.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 27,	September 27,
	2024	2024

	(in millions)
Accrued and other current liabilities	$219	$233
Other liabilities	35	40
Restructuring reserves	$254	$273

Divestiture

During the quarter ended December 29, 2023, we sold one business for net cash proceeds of $38 million. In connection with the divestiture, we recorded a pre-tax loss on sale of $11 million in the quarter ended December 29, 2023. The business sold was reported in our Transportation Solutions segment.

Change in Place of Incorporation

During the quarter ended December 27, 2024, we incurred costs of $10 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 for additional information regarding the change.

3. Acquisitions

During the quarter ended December 27, 2024, we acquired two businesses for a combined cash purchase price of $325 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant.

During the quarter ended December 29, 2023, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG, a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 302 million (equivalent to $349 million), net of cash acquired. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	December 27,	September 27,
	2024	2024

	(in millions)
Raw materials	$357	$328
Work in progress	1,127	1,063
Finished goods	1,135	1,126
Inventories	$2,619	$2,517

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
September 27, 2024(2)	$1,584	$4,217	$5,801
Acquisitions	—	225	225
Currency translation	(52)	(139)	(191)
December 27, 2024(2)	$1,532	$4,303	$5,835
(1)	In connection with the reorganization of our segments, goodwill was reallocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our new segment structure.
(2)	At December 27, 2024 and September 27, 2024, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

During the quarter ended December 27, 2024, we recognized goodwill in the Industrial Solutions segment in connection with recent acquisitions. See Note 3 for additional information regarding acquisitions.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

6. Intangible Assets, Net

Intangible assets consisted of the following:

	December 27, 2024			September 27, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,885	$(927)	$958	$1,901	$(948)	$953
Intellectual property	634	(430)	204	686	(481)	205
Other	23	(8)	15	23	(7)	16
Total	$2,542	$(1,365)	$1,177	$2,610	$(1,436)	$1,174

Intangible asset amortization expense was $39 million and $42 million for the quarters ended December 27, 2024 and December 29, 2023, respectively.

At December 27, 2024, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2025	$122
Fiscal 2026	157
Fiscal 2027	139
Fiscal 2028	106
Fiscal 2029	99
Fiscal 2030	91
Thereafter	463
Total	$1,177

7. Debt

As of December 27, 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $345 million of commercial paper outstanding at a weighted-average interest rate of 4.50%. TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95% at September 27, 2024.

Payment obligations under TEGSA’s senior notes, commercial paper, and five-year unsecured senior revolving credit facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

The fair value of our debt, based on indicative valuations, was approximately $4,126 million and $4,190 million at December 27, 2024 and September 27, 2024, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

8. Leases

The components of lease cost were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Operating lease cost	$34	$34
Variable lease cost	15	12
Total lease cost	$49	$46

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$35	$34

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	30	70
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 27, 2024, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $43 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At December 27, 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $185 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of December 27, 2024, we had $23 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $126 million and $105 million at December 27, 2024 and September 27, 2024, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,324 million and $2,417 million at December 27, 2024 and September 27, 2024, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $6,138 million and $5,367 million at December 27, 2024 and September 27, 2024, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.0% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

2029, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 27,	September 27,
	2024	2024

	(in millions)
Prepaid expenses and other current assets	$125	$31
Other assets	87	11
Accrued and other current liabilities	3	51
Other liabilities	3	99

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$142	$(107)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	342	(125)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $481 million and $488 million at December 27, 2024 and September 27, 2024, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 27,	September 27,
	2024	2024

	(in millions)
Prepaid expenses and other current assets	$17	$52
Other assets	—	4
Accrued and other current liabilities	16	1
Other liabilities	3	—

The impacts of our commodity swap contracts were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(46)	$26
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	14	(4)

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 27,	December 29,	December 27,	December 29,
	2024	2023	2024	2023

	(in millions)
Operating expense:
Service cost	$8	$7	$2	$2
Other (income) expense:
Interest cost	16	15	8	10
Expected returns on plan assets	(15)	(12)	(11)	(10)
Amortization of net actuarial loss	2	1	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$10	$10	$—	$3

During the quarter ended December 27, 2024, we contributed $12 million and $5 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $178 million and an income tax benefit of $1,105 million for the quarters ended December 27, 2024 and December 29, 2023, respectively. The income tax expense for the quarter ended December 27, 2024 included $13 million of income tax expense related to the revaluation of deferred tax assets as a result of a decrease in the corporate tax rate in a non-U.S. jurisdiction. The income tax benefit for the quarter ended December 29, 2023 included an $874 million net income tax benefit associated with a ten-year tax credit obtained by a Swiss subsidiary and a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland. In addition, the income tax benefit for the quarter ended December 29, 2023 included a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

The Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. More than 30 countries have thus far enacted global minimum tax legislation. Ireland has implemented elements of the OECD’s global minimum tax rules effective for us beginning in fiscal 2025. The global minimum tax is a significant structural change to the international taxation framework. We anticipate further legislative activity and administrative guidance throughout fiscal 2025. The legislation did not have a material impact on our cash taxes and income tax expense in the quarter ended December 27, 2024. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.

See Note 17 for information regarding the impact of guidance issued by the OECD in January 2025 on the ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of December 27, 2024, approximately $20 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 27, 2024.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Basic	299	311
Dilutive impact of share-based compensation arrangements	2	2
Diluted	301	313

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our ordinary/common shares and inclusion would be antidilutive:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Antidilutive share options	1	2

14. Shareholders’ Equity

Ordinary Shares

Effective for fiscal 2025, we are organized under the laws of Ireland. The rights of holders of our shares are governed by Irish law and our Irish articles of association. The par value of our ordinary shares is stated in U.S. dollars.

As discussed in Note 1, pursuant to the terms of a merger agreement between TE Connectivity Ltd. and TE Connectivity plc, shareholders received one ordinary share in the share capital of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger and change in place of incorporation.

Our articles of association authorize our board of directors to allot and issue shares up to the maximum of our authorized but unissued share capital for a period of five years from September 30, 2024. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. The authorized but unissued share capital may be increased or reduced by way of an ordinary resolution of shareholders. The shares comprising the authorized share capital may be divided into shares of such par value as the resolution shall prescribe.

Ordinary Shares Held in Treasury

All treasury shares were cancelled at the beginning of fiscal 2025 in connection with our change in place of incorporation. See Note 1 for additional information regarding our change in place of incorporation.

Authorized Share Capital

In connection with our merger and change in place of incorporation, we converted 25,000 ordinary shares to ordinary class A shares and issued certain preferred shares to facilitate the merger. The ordinary class A shares and preferred

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

shares were re-acquired and cancelled following the merger. No preferred shares and no ordinary class A shares were outstanding at December 27, 2024.

Our authorized share capital consisted of 1,500,000,000 ordinary shares with a par value of $0.01 per share, two preferred shares with a par value of $1.00 per share, and 25,000 ordinary class A shares with a par value of €1.00 per share as of December 27, 2024. The authorized share capital includes 25,000 ordinary class A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies.

Contributed Surplus

As a result of cumulative equity transactions, including dividend activity and treasury share cancellations, our contributed surplus balance was reduced to zero with residual activity recorded against accumulated earnings as reflected on the Condensed Consolidated Statement of Shareholders’ Equity. To the extent that the contributed surplus balance continues to be zero, the impact of future transactions that normally would have been recorded as a reduction of contributed surplus will be recorded in accumulated earnings.

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023
Dividends paid per ordinary/common share	$0.65	$0.59

Upon approval of a dividend payment, we record a liability with a corresponding charge to equity. At December 27, 2024 and September 27, 2024, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $194 million and $390 million, respectively.

We expect future dividends to be made from accumulated earnings as defined under accounting principles generally accepted in Ireland (“Irish GAAP”).

Share Repurchase Program

During the quarter ended December 27, 2024, our board of directors authorized an increase of $2.5 billion in our share repurchase program. Ordinary/common shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Number of ordinary/common shares repurchased	2	3
Repurchase value	$310	$420

At December 27, 2024, we had $2.4 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Share-based compensation expense	$35	$34

As of December 27, 2024, there was $213 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.1 years.

During the quarter ended December 27, 2024, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.7	$46.45
Restricted share awards	0.4	153.25
Performance share awards	0.1	153.25

As of December 27, 2024, we had 18 million shares available for issuance under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	31%
Risk-free interest rate	4.5%
Expected annual dividend per share	$2.60
Expected life of options (in years)	5.3

16. Segment and Geographic Data

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our fiscal 2025 strategy. See Note 1 for additional information regarding our new segment structure. The following segment information reflects the new segment reporting structure. Prior period segment results have been recast to conform to the new segment structure.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by segment(1) and industry end market(2) were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Transportation Solutions:
Automotive	$1,722	$1,796
Commercial transportation	312	356
Sensors	209	241
Total Transportation Solutions	2,243	2,393
Industrial Solutions:
Automation and connected living	479	464
Aerospace, defense, and marine	334	290
Digital data networks	413	279
Energy	216	205
Medical	151	200
Total Industrial Solutions	1,593	1,438
Total	$3,836	$3,831
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$720	$879
Industrial Solutions	509	532
Total EMEA	1,229	1,411
Asia–Pacific:
Transportation Solutions	1,097	1,015
Industrial Solutions	506	364
Total Asia–Pacific	1,603	1,379
Americas:
Transportation Solutions	426	499
Industrial Solutions	578	542
Total Americas	1,004	1,041
Total	$3,836	$3,831
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Operating income by segment was as follows:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Transportation Solutions	$446	$487
Industrial Solutions	244	211
Total	$690	$698

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	December 27,	September 27,
	2024	2024

	(in millions)
Transportation Solutions	$5,660	$5,758
Industrial Solutions	3,630	3,717
Total segment assets(1)	9,290	9,475
Other current assets	1,988	2,059
Other non-current assets	11,163	11,320
Total assets	$22,441	$22,854
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

17. Subsequent Event

In January 2025, the OECD released new guidance for the 15% global minimum corporate tax. We expect this guidance to impact the realizability of certain net deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. We are reviewing the new guidance and related interpretations and, while our assessment is not complete, it is probable that we will need to reduce those net deferred tax assets by approximately $600 million during the quarter ending March 28, 2025.

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

Overview

TE Connectivity plc (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, renewable energy, automated factories, data centers, medical technology, and more.

Change in Place of Incorporation

During the first quarter of fiscal 2025, our jurisdiction of incorporation changed from Switzerland to Ireland. We do not anticipate any material changes in our operations or financial results as a result of the change in place of incorporation. See additional information in Note 1 to the Condensed Consolidated Financial Statements.

New Segment Structure

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our fiscal 2025 strategy. We now operate through two reportable segments: Transportation Solutions and Industrial Solutions. Prior period segment results have been recast to conform to the new segment structure. See additional information in Note 1 to the Condensed Consolidated Financial Statements.

Summary of Performance

●	Our net sales in the first quarter of fiscal 2025 were consistent with sales levels in the first quarter of fiscal 2024 as sales growth in the Industrial Solutions segment was offset by sales declines in the Transportation Solutions segment. Also, on an organic basis, our net sales were flat in the first quarter of fiscal 2025 as compared to the same period of fiscal 2024.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 6.3% in the first quarter of fiscal 2025 as a result of sales declines in all end markets.
●	Industrial Solutions—Our net sales increased 10.8% in the first quarter of fiscal 2025 primarily as a result of sales growth in the digital data networks and the aerospace, defense, and marine end markets, partially offset by sales declines in the medical end market.
●	Net cash provided by operating activities was $878 million in the first quarter of fiscal 2025.

Outlook

In the second quarter of fiscal 2025, we expect our net sales to be approximately $3.95 billion, as compared to $3.97 billion in the second quarter of fiscal 2024. Sales declines in the Transportation Solutions segment are expected to be largely offset by sales growth in the Industrial Solutions segment. In the second quarter of fiscal 2025, we expect diluted loss per share from continuing operations to be approximately $0.05 per share, which includes an approximate $1.87 per share impact associated with the tax matter discussed below. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $112 million and $0.01 per share, respectively, in the second quarter of fiscal 2025 as compared to the same period of fiscal 2024. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

In January 2025, the Organisation for Economic Co-operation and Development released new guidance for the 15% global minimum corporate tax. We are reviewing the new guidance and related interpretations and, while our assessment is not complete, it is probable that we will need to reduce certain net deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary by approximately $600 million during the second quarter of fiscal 2025. See Note 17 to the Condensed Consolidated Financial Statements for additional information regarding the new guidance.

Acquisitions

During the first quarter of fiscal 2025, we acquired two businesses for a combined cash purchase price of $325 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 27,		December 29,
	2024		2023

	($ in millions)
Transportation Solutions	$2,243	58%	$2,393	62%
Industrial Solutions	1,593	42	1,438	38
Total	$3,836	100%	$3,831	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 27, 2024
	versus Net Sales for the Quarter Ended December 29, 2023
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$(150)	(6.3)%	$(126)	(5.2)%	$(12)	$(12)
Industrial Solutions	155	10.8	123	8.6	(6)	38
Total	$5	0.1%	$(3)	—%	$(18)	$26

Net sales were flat in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 as the net positive impact of 0.6% from acquisitions and a divestiture was largely offset by the negative impact of foreign currency translation of 0.5% due to the weakening of certain foreign currencies. Price erosion adversely affected organic net sales by $12 million in the first quarter of fiscal 2025.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2025.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 27,		December 29,
	2024		2023

	($ in millions)
EMEA	$1,229	32%	$1,411	37%
Asia–Pacific	1,603	42	1,379	36
Americas	1,004	26	1,041	27
Total	$3,836	100%	$3,831	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 27, 2024
	versus Net Sales for the Quarter Ended December 29, 2023
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
EMEA	$(182)	(12.9)%	$(189)	(13.4)%	$(4)	$11
Asia–Pacific	224	16.2	216	15.7	(1)	9
Americas	(37)	(3.6)	(30)	(2.9)	(13)	6
Total	$5	0.1%	$(3)	—%	$(18)	$26

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023	Change

	($ in millions)
Cost of sales	$2,476	$2,507	$(31)
As a percentage of net sales	64.5%	65.4%

Gross margin	$1,360	$1,324	$36
As a percentage of net sales	35.5%	34.6%

Gross margin increased $36 million in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 due primarily to higher volume partially offset by price erosion.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the
		Quarters Ended
		December 27,	December 29,
	Measure	2024	2023
Copper	Lb.	$4.09	$3.87
Gold	Troy oz.	2,305	1,943
Silver	Troy oz.	27.75	23.15
Palladium	Troy oz.	1,144	1,500

We expect to purchase approximately 185 million pounds of copper, 95,000 troy ounces of gold, 2.0 million troy ounces of silver, and 9,000 troy ounces of palladium in fiscal 2025.

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023	Change

	($ in millions)
Selling, general, and administrative expenses	$427	$424	$3
As a percentage of net sales	11.1%	11.1%

Restructuring and other charges, net	$50	$21	$29

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

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. We incurred net restructuring charges of $43 million during the first quarter of fiscal 2025. Annualized cost savings related to the fiscal 2025 actions commenced during the first quarter of fiscal 2025 are expected to be approximately $35 million and are expected to be fully realized by the end of fiscal 2026. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2025, we expect total restructuring charges to be approximately $100 million and total cash spend, which will be funded with cash from operations, to be approximately $200 million.

During the first quarter of fiscal 2025, we incurred costs of $10 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the change.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023	Change

	($ in millions)
Operating income	$690	$698	$(8)
Operating margin	18.0%	18.2%

Operating income included the following:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Acquisition and integration costs	$5	$8
Restructuring and other charges, net	50	21
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	4
Total	$55	$33

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023	Change

	($ in millions)
Income tax expense (benefit)	$178	$(1,105)	$1,283
Effective tax rate	25.2%	(158.1)%

Income Taxes. See Notes 12 and 17 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 27,		December 29,
	2024		2023

	($ in millions)
Automotive	$1,722	77%	$1,796	75%
Commercial transportation	312	14	356	15
Sensors	209	9	241	10
Total	$2,243	100%	$2,393	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2024
	versus Net Sales for the Quarter Ended December 29, 2023
	Net Sales		Organic Net Sales
	Decline		Decline		Translation	Divestiture

	($ in millions)
Automotive	$(74)	(4.1)%	$(55)	(3.0)%	$(7)	$(12)
Commercial transportation	(44)	(12.4)	(41)	(11.6)	(3)	—
Sensors	(32)	(13.3)	(30)	(12.6)	(2)	—
Total	$(150)	(6.3)%	$(126)	(5.2)%	$(12)	$(12)

Net sales in the Transportation Solutions segment decreased $150 million, or 6.3%, in the first quarter of fiscal 2025 from the first quarter of fiscal 2024 due primarily to organic net sales declines of 5.2%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 3.0% in the first quarter of fiscal 2025 as a result of declines of 17.2% in the EMEA region and 8.0% in the Americas region, partially offset by growth of 9.2% in the Asia–Pacific region. In the EMEA and Americas regions, our organic net sales were impacted by declines in vehicle production and a shift in platform mix consistent with consumer demand. Our organic net sales growth in the Asia–Pacific region was due to increased content per vehicle as well as vehicle production growth.
●	Commercial transportation—Our organic net sales decreased 11.6% in the first quarter of fiscal 2025 due primarily to declines in the EMEA and Americas regions.
●	Sensors—Our organic net sales decreased 12.6% in the first quarter of fiscal 2025 as a result of market weakness in both industrial and transportation applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023	Change

	($ in millions)
Operating income	$446	$487	$(41)
Operating margin	19.9%	20.4%

Operating income in the Transportation Solutions segment decreased $41 million in the first quarter of fiscal 2025 as compared to the same period of fiscal 2024. Excluding the items below, operating income decreased in the first quarter of fiscal 2025 primarily as a result of lower volume and price erosion, partially offset by improved manufacturing productivity.

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Restructuring and other charges, net	$32	$14
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	3
Total	$32	$17

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 27,		December 29,
	2024		2023

	($ in millions)
Automation and connected living	$479	30%	$464	33%
Aerospace, defense, and marine	334	21	290	20
Digital data networks	413	26	279	19
Energy	216	14	205	14
Medical	151	9	200	14
Total	$1,593	100%	$1,438	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2024
	versus Net Sales for the Quarter Ended December 29, 2023
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Automation and connected living	$15	3.2%	$(21)	(4.5)%	$(2)	$38
Aerospace, defense, and marine	44	15.2	45	15.4	(1)	—
Digital data networks	134	48.0	134	48.0	—	—
Energy	11	5.4	14	6.8	(3)	—
Medical	(49)	(24.5)	(49)	(24.5)	—	—
Total	$155	10.8%	$123	8.6%	$(6)	$38

In the Industrial Solutions segment, net sales increased $155 million, or 10.8%, in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 due primarily to organic net sales growth of 8.6% and the positive impact of 2.6% from acquisitions. Our organic net sales by industry end market were as follows:

●	Automation and connected living—Our organic net sales decreased 4.5% in the first quarter of fiscal 2025 due to continued weakness in factory automation applications, partially offset by strength in the appliances market.
●	Aerospace, defense, and marine—Our organic net sales increased 15.4% in the first quarter of fiscal 2025 as a result of growth in all markets.
●	Digital data networks—Our organic net sales increased 48.0% in the first quarter of fiscal 2025 primarily as a result of growth in artificial intelligence and cloud applications.
●	Energy—Our organic net sales increased 6.8% in the first quarter of fiscal 2025 as a result of growth across all regions and strength in renewable energy applications.
●	Medical—Our organic net sales decreased 24.5% in the first quarter of fiscal 2025 due primarily to reduced demand resulting from inventory corrections in the supply chain.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023	Change

	($ in millions)
Operating income	$244	$211	$33
Operating margin	15.3%	14.7%

Operating income in the Industrial Solutions segment increased $33 million in the first quarter of fiscal 2025 as compared to the same period of fiscal 2024. Excluding the items below, operating income increased in the first quarter of fiscal 2025 primarily as a result of higher volume.

	For the
	Quarters Ended
	December 27,	December 29,
	2024	2023

	(in millions)
Acquisition and integration costs	$5	$8
Restructuring and other charges, net	18	7
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	1
Total	$23	$16

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of €550 million of 0.00% euro-denominated senior notes due in February 2025. We may use excess cash to purchase a portion of our ordinary shares pursuant to our authorized share repurchase program, to acquire product lines, to pay dividends on our ordinary shares, or to reduce our outstanding debt. We may also use excess cash and other funding to make strategic acquisitions. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first quarter of fiscal 2025, net cash provided by operating activities increased $159 million to $878 million from $719 million in the first quarter of fiscal 2024. The increase resulted primarily from the impact of changes in working capital levels. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2025 and 2024 was $49 million and $100 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $205 million and $151 million in the first quarters of fiscal 2025 and 2024, respectively. We expect fiscal 2025 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2025, we acquired two businesses for a combined cash purchase price of $325 million, net of cash acquired. We acquired one business for a cash purchase price of $349 million, net of cash acquired, during the first quarter of fiscal 2024. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

During the first quarter of fiscal 2024, we received net cash proceeds of $38 million related to the sale of one business. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities and Capitalization

Total debt at December 27, 2024 and September 27, 2024 was $4,205 million and $4,203 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

As of December 27, 2024, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had $345 million of commercial paper outstanding at a weighted-average interest rate of 4.50%. TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95% at September 27, 2024.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of April 2029 and aggregate commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 27, 2024 or September 27, 2024.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 27, 2024, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary/common share dividends to shareholders were $189 million and $183 million in the first quarters of fiscal 2025 and 2024, respectively.

During the first quarter of fiscal 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. We repurchased approximately two million of our ordinary shares for $310 million and approximately three million of our common shares for $420 million under the share repurchase program during the first quarters of fiscal 2025 and 2024, respectively. At December 27, 2024, we had $2.4 billion of availability remaining under our share repurchase authorization.

Summarized Guarantor Financial Information

As discussed above, our senior notes, commercial paper, and Credit Facility are issued by TEGSA and are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc. In addition to being the issuer of our debt securities, TEGSA owns, directly or indirectly, all of our operating subsidiaries. The following tables present summarized financial information, excluding investments in and equity in earnings of our non-guarantor subsidiaries, for TE Connectivity plc, TE Connectivity Switzerland Ltd., and TEGSA on a combined basis.

	December 27,	September 27,
	2024	2024

	(in millions)
Balance Sheet Data:
Total current assets	$1,320	$1,164
Total noncurrent assets(1)	2,678	2,377

Total current liabilities	1,272	1,362
Total noncurrent liabilities(2)	7,431	10,738
(1)	Includes $2,596 million and $2,368 million as of December 27, 2024 and September 27, 2024, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $4,144 million and $7,309 million as of December 27, 2024 and September 27, 2024, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	December 27,	September 27,
	2024	2024

	(in millions)
Statement of Operations Data:
Income (loss) from continuing operations	$311	$(271)
Net income (loss)	311	(271)

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

At December 27, 2024, we had outstanding letters of credit, letters of guarantee, and surety bonds of $185 million, including letters of credit of $22 million associated with our divestiture of the Subsea Communications business. In addition, as of December 27, 2024, we had $23 million of performance guarantees associated with the divestiture. We contractually agreed to continue to honor letters of credit and performance guarantees related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. There were no significant changes to this information during the first quarter of fiscal 2025.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, tariffs, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflicts in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure, including as a result of artificial intelligence;

●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being an Irish corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2025. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 27, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 27, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended December 27, 2024:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
September 28–October 25, 2024	657,447	$146.94	657,447	$148,014,421
October 26–November 29, 2024	757,106	151.12	757,106	2,533,598,970
November 30–December 27, 2024	660,426	149.15	660,426	2,435,099,211
Total	2,074,979	149.17	2,074,979
(1)	During the quarter ended December 27, 2024, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. During the quarter ended December 27, 2024, our board of directors authorized an increase of $2.5 billion in our share repurchase program. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended December 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K, except the following:

●	In the quarter ended December 27, 2024, Shad Kroeger, President, Industrial Solutions, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Kroeger’s plan was adopted November 4, 2024 and expires November 4, 2025, and provides for the potential exercise and related sale of (i) stock options representing up to 25,000 ordinary shares, with such sale to occur no earlier than March 4, 2025, (ii) stock options representing up to 25,000 ordinary shares, with such sale to occur no earlier than June 2, 2025, and (iii) stock options representing up to 23,850 ordinary shares, with such sale to occur no earlier than September 2, 2025.
●	In the quarter ended December 27, 2024, Aaron Stucki, President, Transportation Solutions, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Stucki’s plan was adopted November 27, 2024 and expires August 27, 2025, and provides for the potential exercise and related sale of (i) stock options representing up to 51,000 ordinary shares, with such sale to occur no earlier than February 27, 2025 and (ii) stock options representing up to 20,000 ordinary shares, with such sale to occur no earlier than February 28, 2025.

The trading plans described above were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the Securities and Exchange Commission (“SEC”) in accordance with applicable securities laws, rules, and regulations.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1

Memorandum and Articles of Association of TE Connectivity plc, dated as of September 30, 2024 (incorporated by reference to Exhibit 3.1 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.1	‡

TE Connectivity plc 2007 Stock and Incentive Plan (Amended and Restated as of September 30, 2024) (incorporated by reference to Exhibit 10.7 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.2	‡

TE Connectivity plc 2010 Stock and Incentive Plan (Amended and Restated as of September 30, 2024) (incorporated by reference to Exhibit 10.9 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.3	‡

TE Connectivity plc 2024 Stock and Incentive Plan (Amended and Restated as of September 30, 2024) (incorporated by reference to Exhibit 10.5 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.4	‡

TE Connectivity plc Employee Stock Purchase Plan (Amended and Restated as of September 30, 2024) (incorporated by reference to Exhibit 10.6 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.5	‡

Form of Option Award Terms and Conditions for Option Grants Beginning in November 2024 (incorporated by reference to Exhibit 10.10 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.6	‡

Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2024 (incorporated by reference to Exhibit 10.11 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.7	‡

Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2024 (incorporated by reference to Exhibit 10.12 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.8	‡

TE Connectivity plc Savings Related Share Plan (Amended and Restated as of September 30, 2024) (incorporated by reference to Exhibit 10.8 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.9

Form of Deed of Indemnification for directors and executive officers of TE Connectivity plc (incorporated by reference to Exhibit 10.2 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

10.10

Form of Indemnification for directors and executive officers of TE Connectivity plc (incorporated by reference to Exhibit 10.3 of TE Connectivity’s Current Report on Form 8-K, filed with the SEC on September 30, 2024)

22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document(1)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File(2)
‡	Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(2)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY PLC

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 24, 2025