Form 10-Q
period 2025-03-28
TE Connectivity plc
filed 2025-04-28
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260

(Commission File Number)

TE CONNECTIVITY PLC

(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-1779916 (I.R.S. Employer Identification No.)	+353 91 378 040 (Registrant’s telephone number)
Parkmore Business Park West, Parkmore, Ballybrit, Galway, H91VN2T, Ireland (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01	TEL	New York Stock Exchange
0.00% Senior Notes due 2029*	TEL/29	New York Stock Exchange
3.25% Senior Notes due 2033*	TEL/33	New York Stock Exchange

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

The number of ordinary shares outstanding as of April 22, 2025 was 296,546,513.

TE CONNECTIVITY PLC

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions, except per share data)
Net sales	$4,143	$3,967	$7,979	$7,798
Cost of sales	2,684	2,604	5,160	5,111
Gross margin	1,459	1,363	2,819	2,687
Selling, general, and administrative expenses	454	444	881	868
Research, development, and engineering expenses	203	184	391	357
Acquisition and integration costs	9	3	14	11
Restructuring and other charges, net	45	40	95	61
Operating income	748	692	1,438	1,390
Interest income	22	19	45	41
Interest expense	(14)	(19)	(20)	(37)
Other expense, net	(1)	(5)	(2)	(8)
Income from continuing operations before income taxes	755	687	1,461	1,386
Income tax (expense) benefit	(742)	(146)	(920)	959
Income from continuing operations	13	541	541	2,345
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Net income	$13	$541	$541	$2,344

Basic earnings per share:
Income from continuing operations	$0.04	$1.76	$1.81	$7.59
Net income	0.04	1.76	1.81	7.59

Diluted earnings per share:
Income from continuing operations	$0.04	$1.75	$1.80	$7.54
Net income	0.04	1.75	1.80	7.54

Weighted-average number of shares outstanding:
Basic	298	308	299	309
Diluted	300	310	301	311

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Net income	$13	$541	$541	$2,344
Other comprehensive income (loss):
Currency translation	21	(113)	(145)	50
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	2	6	(7)	(12)
Gains on cash flow hedges, net of income taxes	85	10	29	38
Other comprehensive income (loss)	108	(97)	(123)	76
Comprehensive income	121	444	418	2,420
Less: comprehensive (income) loss attributable to noncontrolling interests	(5)	2	4	(2)
Comprehensive income attributable to TE Connectivity plc	$116	$446	$422	$2,418

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 28,	September 27,
	2025	2024

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$2,554	$1,319
Accounts receivable, net of allowance for doubtful accounts of $36 and $32, respectively	3,193	3,055
Inventories	2,603	2,517
Prepaid expenses and other current assets	724	740
Total current assets	9,074	7,631
Property, plant, and equipment, net	3,925	3,903
Goodwill	5,900	5,801
Intangible assets, net	1,161	1,174
Deferred income taxes	2,741	3,497
Other assets	855	848
Total assets	$23,656	$22,854
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$2,351	$871
Accounts payable	1,843	1,728
Accrued and other current liabilities	1,805	2,147
Total current liabilities	5,999	4,746
Long-term debt	3,263	3,332
Long-term pension and postretirement liabilities	786	810
Deferred income taxes	211	199
Income taxes	396	411
Other liabilities	784	870
Total liabilities	11,439	10,368
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	132	131
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding as of March 28, 2025	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding as of March 28, 2025	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 301,276,687 shares issued and common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, respectively	3	139
Accumulated earnings	12,811	14,533
Ordinary shares and common shares held in treasury, at cost, 4,139,531 and 16,656,681 shares, respectively	(615)	(2,322)
Accumulated other comprehensive income (loss)	(114)	5
Total shareholders' equity	12,085	12,355
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$23,656	$22,854

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended March 28, 2025
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at December 27, 2024	301	$3	(2)	$(310)	$—	$12,933	$(217)	$12,409
Net income	—	—	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	—	—	103	103
Share-based compensation expense	—	—	—	—	34	—	—	34
Dividends	—	—	—	—	—	(209)	—	(209)
Exercise of share options	—	—	—	—	25	—	—	25
Restricted share award vestings and other activity	—	—	—	—	(59)	74	—	15
Repurchase of ordinary shares	—	—	(2)	(305)	—	—	—	(305)
Balance at March 28, 2025	301	$3	(4)	$(615)	$—	$12,811	$(114)	$12,085

	For the Six Months Ended March 28, 2025
			Common/				Accumulated
	Common/		Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 27, 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355
Change in place of incorporation	—	(136)	—	—	—	136	—	—
Cancellation of treasury shares	(17)	—	17	2,322	—	(2,322)	—	—
Net income	—	—	—	—	—	541	—	541
Other comprehensive loss	—	—	—	—	—	—	(119)	(119)
Share-based compensation expense	—	—	—	—	69	—	—	69
Dividends	—	—	—	—	—	(209)	—	(209)
Exercise of share options	1	—	—	—	59	—	—	59
Restricted share award vestings and other activity	1	—	—	—	(128)	132	—	4
Repurchase of ordinary shares	—	—	(4)	(615)	—	—	—	(615)
Balance at March 28, 2025	301	$3	(4)	$(615)	$—	$12,811	$(114)	$12,085

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended March 29, 2024
							Accumulated
			Common Shares				Other	Total
	Common Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at December 29, 2023	322	$142	(13)	$(1,695)	$—	$14,678	$11	$13,136
Net income	—	—	—	—	—	541	—	541
Other comprehensive loss	—	—	—	—	—	—	(95)	(95)
Share-based compensation expense	—	—	—	—	35	—	—	35
Dividends	—	—	—	—	—	(795)	—	(795)
Exercise of share options	—	—	—	22	—	—	—	22
Restricted share award vestings and other activity	—	—	—	37	(35)	9	—	11
Repurchase of common shares	—	—	(3)	(406)	—	—	—	(406)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—
Balance at March 29, 2024	316	$139	(10)	$(1,295)	$—	$13,689	$(84)	$12,449

	For the Six Months Ended March 29, 2024
							Accumulated
			Common Shares				Other	Total
	Common Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 29, 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551
Net income	—	—	—	—	—	2,344	—	2,344
Other comprehensive income	—	—	—	—	—	—	74	74
Share-based compensation expense	—	—	—	—	69	—	—	69
Dividends	—	—	—	—	—	(795)	—	(795)
Exercise of share options	—	—	—	33	—	—	—	33
Restricted share award vestings and other activity	—	—	—	131	(69)	(63)	—	(1)
Repurchase of common shares	—	—	(6)	(826)	—	—	—	(826)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—
Balance at March 29, 2024	316	$139	(10)	$(1,295)	$—	$13,689	$(84)	$12,449

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 28,	March 29,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net income	$541	$2,344
Loss from discontinued operations, net of income taxes	—	1
Income from continuing operations	541	2,345
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	378	386
Deferred income taxes	701	(1,212)
Non-cash lease cost	69	67
Provision for losses on accounts receivable and inventories	43	55
Share-based compensation expense	69	69
Other	34	64
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(171)	72
Inventories	(132)	(241)
Prepaid expenses and other current assets	140	(1)
Accounts payable	146	55
Accrued and other current liabilities	(298)	(287)
Income taxes	55	15
Other	(44)	42
Net cash provided by operating activities	1,531	1,429
Cash flows from investing activities:
Capital expenditures	(435)	(318)
Proceeds from sale of property, plant, and equipment	2	2
Acquisition of businesses, net of cash acquired	(321)	(339)
Proceeds from divestiture of business, net of cash retained by business sold	—	38
Other	(7)	(10)
Net cash used in investing activities	(761)	(627)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	1,245	(39)
Proceeds from issuance of debt	773	—
Repayment of debt	(579)	(1)
Proceeds from exercise of share options	59	33
Repurchase of ordinary/common shares	(609)	(885)
Payment of ordinary/common share dividends to shareholders	(382)	(365)
Other	(33)	(27)
Net cash provided by (used in) financing activities	474	(1,284)
Effect of currency translation on cash	(9)	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,235	(485)
Cash, cash equivalents, and restricted cash at beginning of period	1,319	1,661
Cash, cash equivalents, and restricted cash at end of period	$2,554	$1,176

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Accounting Pronouncement

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

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncement

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued its final climate disclosure rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require all registrants to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things, material climate-related risks, activities to mitigate or adapt to such risks, governance and oversight of such risks, material climate targets and goals, and Scope 1 and/or Scope 2 greenhouse gas emissions, on a phased-in basis, when those emissions are material. In addition, the final rules require certain disclosures in the notes to the financial statements, including the effects of severe weather events and other natural conditions. The rules are effective for us on a phased-in timeline starting in fiscal 2026; however, in April 2024, the SEC issued an order to voluntarily stay its final climate rules pending the completion of judicial review thereof by the U.S. Court of Appeals for the Eighth Circuit. Also, in March 2025, the SEC informed the Court that it has ended its defense of the climate disclosure rules.

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Restructuring charges, net	$44	$32	$87	$41
Loss on divestiture	—	—	—	11
Costs related to change in place of incorporation	1	8	11	8
Other charges (credits), net	—	—	(3)	1
Restructuring and other charges, net	$45	$40	$95	$61

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Transportation Solutions	$33	$15	$59	$17
Industrial Solutions	11	17	28	24
Restructuring charges, net	$44	$32	$87	$41

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 27,		Changes in	Cash	Non-Cash	Currency	March 28,
	2024	Charges	Estimate	Payments	Items	Translation	2025

	(in millions)
Fiscal 2025 Actions:
Employee severance	$—	$74	$—	$(4)	$—	$—	$70
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	77	—	(4)	(3)	—	70
Fiscal 2024 Actions:
Employee severance	72	2	(2)	(24)	—	(2)	46
Property, plant, and equipment	—	1	2	—	(3)	—	—
Total	72	3	—	(24)	(3)	(2)	46
Pre-Fiscal 2024 Actions:
Employee severance	186	9	(6)	(64)	—	(5)	120
Facility and other exit costs	15	3	—	(9)	—	—	9
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	201	13	(6)	(73)	(1)	(5)	129
Total Activity	$273	$93	$(6)	$(101)	$(7)	$(7)	$245

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. During the six months ended March 28, 2025, we recorded restructuring charges of $77 million in connection with this program. We expect to complete all restructuring actions commenced during the six months ended March 28, 2025 by the end of fiscal 2032 and to incur additional charges of approximately $15 million related primarily to facility exit costs in the Industrial Solutions segment.

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during the six months ended March 28, 2025 and March 29, 2024, we recorded restructuring charges of $3 million and $11 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2024 by the end of fiscal 2025 and anticipate that additional charges related to actions commenced during fiscal 2024 will be insignificant.

Pre-Fiscal 2024 Actions

During the six months ended March 28, 2025 and March 29, 2024, we recorded net restructuring charges of $7 million and $30 million, respectively, related to pre-fiscal 2024 actions. We expect to incur additional charges of approximately $10 million in connection with the restructuring actions commenced prior to fiscal 2024.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 28,	September 27,
	2025	2024

	(in millions)
Accrued and other current liabilities	$216	$233
Other liabilities	29	40
Restructuring reserves	$245	$273

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Divestiture

During the six months ended March 29, 2024, we sold one business for net cash proceeds of $38 million. In connection with the divestiture, we recorded a pre-tax loss on sale of $11 million in the six months ended March 29, 2024. The business sold was reported in our Transportation Solutions segment.

Change in Place of Incorporation

During the six months ended March 28, 2025 and March 29, 2024, we incurred costs of $11 million and $8 million, respectively, related to our change in place of incorporation from Switzerland to Ireland. See Note 1 for additional information regarding the change.

3. Acquisitions

During the six months ended March 28, 2025, we acquired two businesses for a combined cash purchase price of $321 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant.

During the six months ended March 29, 2024, we acquired approximately 98.7% of the outstanding shares of Schaffner Holding AG, a leader in electromagnetic solutions based in Switzerland, for CHF 505.00 per share in cash for a purchase price of CHF 294 million (equivalent to $339 million), net of cash acquired. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	March 28,	September 27,
	2025	2024

	(in millions)
Raw materials	$345	$328
Work in progress	1,111	1,063
Finished goods	1,147	1,126
Inventories	$2,603	$2,517

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
September 27, 2024(2)	$1,584	$4,217	$5,801
Acquisitions and purchase accounting adjustments	—	204	204
Currency translation	(29)	(76)	(105)
March 28, 2025(2)	$1,555	$4,345	$5,900
(1)	In connection with the reorganization of our segments, goodwill was reallocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our new segment structure.
(2)	At March 28, 2025 and September 27, 2024, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

During the six months ended March 28, 2025, we recognized goodwill in the Industrial Solutions segment in connection with recent acquisitions. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	March 28, 2025			September 27, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,931	$(981)	$950	$1,901	$(948)	$953
Intellectual property	645	(449)	196	686	(481)	205
Other	22	(7)	15	23	(7)	16
Total	$2,598	$(1,437)	$1,161	$2,610	$(1,436)	$1,174

Intangible asset amortization expense was $41 million and $43 million for the quarters ended March 28, 2025 and March 29, 2024, respectively, and $80 million and $85 million for the six months ended March 28, 2025 and March 29, 2024, respectively.

At March 28, 2025, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2025	$83
Fiscal 2026	161
Fiscal 2027	143
Fiscal 2028	108
Fiscal 2029	101
Fiscal 2030	93
Thereafter	472
Total	$1,161

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

7. Debt

During the quarter ended March 28, 2025, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €750 million aggregate principal amount of 3.25% senior notes due in January 2033. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the quarter ended March 28, 2025, TEGSA repaid, at maturity, €550 million of 0.00% senior notes due in February 2025.

During the quarter ended March 28, 2025, we reclassified $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026, from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

As of March 28, 2025, TEGSA had $1.5 billion of commercial paper outstanding at a weighted-average interest rate of 4.64%. TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95% at September 27, 2024.

In March 2025, TEGSA entered into a 364-day senior credit agreement ("364-Day Credit Facility") with total commitments of $1.5 billion. This increases the size of our commercial paper program as the 364-Day Credit Facility, in addition to the five-year unsecured senior revolving credit facility (“Five-Year Credit Facility”), backs borrowings made under our commercial paper program. TEGSA had no borrowings under the 364-Day Credit Facility or Five-Year Credit Facility at March 28, 2025.

Borrowings under the 364-Day Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the 364-Day Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 3.0 to 9.0 basis points of the lenders' commitments under the 364-Day Credit Facility.

The 364-Day Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the 364-Day Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the 364-Day Credit Facility) is triggered.

Payment obligations under TEGSA’s senior notes, commercial paper, 364-Day Credit Facility, and Five-Year Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

The fair value of our debt, based on indicative valuations, was approximately $5,565 million and $4,190 million at March 28, 2025 and September 27, 2024, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Operating lease cost	$35	$33	$69	$67
Variable lease cost	14	13	29	25
Total lease cost	$49	$46	$98	$92

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Six Months Ended
	March 28,	March 29,
	2025	2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$70	$69

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	77	106
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Trade Compliance Matters

As previously disclosed, we had been investigating our past compliance with relevant U.S. trade controls and had made voluntary disclosures of apparent trade controls violations to the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). During the quarter ended March 28, 2025, DDTC closed its investigations regarding these matters without fine, penalty, or further action, and we released amounts previously reserved for potential fines and penalties relating to these matters.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 28, 2025, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $43 million, and we accrued $21 million as the probable loss, which was the best estimate within this range.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

At March 28, 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $191 million, including letters of credit of $22 million associated with the divestiture of our former Subsea Communications business. We contractually agreed to continue to honor letters of credit related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $112 million and $105 million at March 28, 2025 and September 27, 2024, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $2,613 million and $2,417 million at March 28, 2025 and September 27, 2024, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,886 million and $5,367 million at March 28, 2025 and September 27, 2024, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.0% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2029, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 28,	September 27,
	2025	2024

	(in millions)
Prepaid expenses and other current assets	$45	$31
Other assets	20	11
Accrued and other current liabilities	21	51
Other liabilities	43	99

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(103)	$85	$39	$(22)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(164)	87	178	(38)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $505 million and $488 million at March 28, 2025 and September 27, 2024, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 28,	September 27,
	2025	2024

	(in millions)
Prepaid expenses and other current assets	$79	$52
Other assets	8	4
Accrued and other current liabilities	1	1

The impacts of our commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Gains recorded in other comprehensive income (loss)	$98	$13	$52	$39
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	8	—	22	(4)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Operating expense:
Service cost	$8	$7	$2	$2
Other (income) expense:
Interest cost	15	15	8	9
Expected returns on plan assets	(15)	(13)	(11)	(9)
Amortization of net actuarial loss	2	1	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$9	$9	$—	$3

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Operating expense:
Service cost	$16	$14	$4	$4
Other (income) expense:
Interest cost	31	30	16	19
Expected returns on plan assets	(30)	(25)	(22)	(19)
Amortization of net actuarial loss	4	2	2	2
Amortization of prior service credit	(2)	(2)	—	—
Net periodic pension benefit cost	$19	$19	$—	$6

During the six months ended March 28, 2025, we contributed $24 million and $9 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $742 million and $146 million for the quarters ended March 28, 2025 and March 29, 2024, respectively. The income tax expense for the quarter ended March 28, 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. See “Global Minimum Tax” below for additional information regarding the impact of guidance issued by the Organisation for Economic Co-operation and Development (“OECD”) in January 2025 on the ten-year tax credit obtained by a Swiss subsidiary.

We recorded income tax expense of $920 million and an income tax benefit of $959 million for the six months ended March 28, 2025 and March 29, 2024, respectively. The income tax expense for the six months ended March 28, 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. In addition, the income tax expense for six months ended March 28, 2025 included $13 million of income tax expense related to the revaluation of deferred tax assets as a result of a decrease in the corporate tax rate in a non-U.S. jurisdiction. The income tax benefit for the six months ended March 29, 2024 included an $874 million net income tax benefit associated with the same ten-year tax credit obtained

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

by a Swiss subsidiary mentioned above and a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland. In addition, the income tax benefit for the six months ended March 29, 2024 included a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of March 28, 2025, approximately $20 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 28, 2025.

Global Minimum Tax

The OECD and participating countries continue to enact the 15% global minimum tax. The global minimum tax is a significant structural change to the international taxation framework and more than 50 countries have thus far enacted some or all of the elements of the global minimum tax. Ireland has implemented elements of the OECD’s global minimum tax rules which were effective for us beginning in fiscal 2025.

In January 2025, the OECD released new guidance for the global minimum tax rules which impacted the realizability of certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. The January 2025 OECD guidance was enacted into law in Switzerland and as a result, as discussed above, during the quarter ended March 28, 2025, we recorded income tax expense of $574 million related to a net increase in the valuation allowance for deferred tax assets representing the amount of the Swiss subsidiary’s tax credits not expected to be realized.

We anticipate further legislative activity and administrative guidance throughout fiscal 2025. We continue to monitor evolving tax legislation in the jurisdictions within which we operate.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Basic	298	308	299	309
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	300	310	301	311

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our ordinary/common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Antidilutive share options	1	1	1	1

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

Authorized Share Capital

In connection with our merger and change in place of incorporation, we converted 25,000 ordinary shares to ordinary class A shares and issued certain preferred shares to facilitate the merger. The ordinary class A shares and preferred shares were re-acquired and cancelled following the merger. No preferred shares and no ordinary class A shares were outstanding at March 28, 2025.

Our authorized share capital consisted of 1,500,000,000 ordinary shares with a par value of $0.01 per share, two preferred shares with a par value of $1.00 per share, and 25,000 ordinary class A shares with a par value of €1.00 per share as of March 28, 2025. The authorized share capital includes 25,000 ordinary class A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies.

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

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024
Dividends paid per ordinary/common share	$0.65	$0.59	$1.30	$1.18

In March 2025, our board of directors declared a regular quarterly dividend of $0.71 per ordinary share, payable on June 10, 2025, to shareholders of record on May 21, 2025. As a result of our change in place of incorporation, dividends on our ordinary shares, if any, are now declared on a quarterly basis by our board of directors, as provided by Irish law. Shareholder approval is no longer required. As an Irish company, dividends will be made from accumulated earnings as defined under accounting principles generally accepted in Ireland (“Irish GAAP”).

Share Repurchase Program

During the six months ended March 28, 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. Ordinary/common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 28,	March 29,
	2025	2024

	(in millions)
Number of ordinary/common shares repurchased	4	6
Repurchase value	$615	$826

At March 28, 2025, we had $2.1 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Share-based compensation expense	$34	$35	$69	$69

As of March 28, 2025, there was $183 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During the quarter ended December 27, 2024, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.7	$46.45
Restricted share awards	0.4	153.25
Performance share awards	0.1	153.25

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As of March 28, 2025, we had 18 million shares available for issuance under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024.

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

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Transportation Solutions:
Automotive	$1,735	$1,772	$3,457	$3,568
Commercial transportation	357	384	669	740
Sensors	222	251	431	492
Total Transportation Solutions	2,314	2,407	4,557	4,800
Industrial Solutions:
Automation and connected living	512	500	991	964
Aerospace, defense, and marine	374	342	708	632
Digital data networks	482	273	895	552
Energy	279	234	495	439
Medical	182	211	333	411
Total Industrial Solutions	1,829	1,560	3,422	2,998
Total	$4,143	$3,967	$7,979	$7,798
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$819	$964	$1,539	$1,843
Industrial Solutions	594	588	1,103	1,120
Total EMEA	1,413	1,552	2,642	2,963
Asia–Pacific:
Transportation Solutions	997	887	2,094	1,902
Industrial Solutions	545	370	1,051	734
Total Asia–Pacific	1,542	1,257	3,145	2,636
Americas:
Transportation Solutions	498	556	924	1,055
Industrial Solutions	690	602	1,268	1,144
Total Americas	1,188	1,158	2,192	2,199
Total	$4,143	$3,967	$7,979	$7,798
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Transportation Solutions	$445	$477	$891	$964
Industrial Solutions	303	215	547	426
Total	$748	$692	$1,438	$1,390

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	March 28,	September 27,
	2025	2024

	(in millions)
Transportation Solutions	$5,850	$5,758
Industrial Solutions	3,871	3,717
Total segment assets(1)	9,721	9,475
Other current assets	3,278	2,059
Other non-current assets	10,657	11,320
Total assets	$23,656	$22,854
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

17. Subsequent Event

On April 1, 2025, we acquired Richards Manufacturing Co., a U.S.-based producer of overhead and underground electrical and gas distribution products, for cash of approximately $2.3 billion, net of cash acquired. The transaction is subject to post-closing adjustments. The acquired business will be reported as part of our Energy business within our Industrial Solutions segment from the date of acquisition.

We have not yet completed the initial accounting for this business combination, including obtaining all of the information required for the valuation of contingencies, intangible assets, and goodwill. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity. The amounts recognized for the major classes of assets acquired and liabilities assumed as of the acquisition date and the pro forma revenue and earnings of the combined entity will be included in our Form 10-Q for the quarter ending June 27, 2025.

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

Overview

TE Connectivity plc (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, energy networks, automated factories, data centers, medical technology, and more.

Change in Place of Incorporation

At the beginning of fiscal 2025, our jurisdiction of incorporation changed from Switzerland to Ireland. We do not anticipate any material changes in our operations or financial results as a result of the change in place of incorporation. See additional information in Note 1 to the Condensed Consolidated Financial Statements.

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

Summary of Performance

●	Our net sales increased 4.4% and 2.3% in the second quarter and first six months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024 due to sales growth in the Industrial Solutions segment, partially offset by sales declines in the Transportation Solutions segment. Also, on an organic basis, our net sales increased 5.3% and 2.7% in the second quarter and first six months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 3.9% and 5.1% in the second quarter and first six months of fiscal 2025, respectively, as a result of sales declines in all end markets.
●	Industrial Solutions—Our net sales increased 17.2% and 14.1% in the second quarter and first six months of fiscal 2025, respectively, primarily as a result of sales growth in the digital data networks, energy, and aerospace, defense, and marine end markets, partially offset by sales declines in the medical end market.

●	In March 2025, our board of directors declared a regular quarterly dividend of $0.71 per ordinary share, payable on June 10, 2025, to shareholders of record on May 21, 2025.
●	Net cash provided by operating activities was $1,531 million in the first six months of fiscal 2025.

Outlook

In the third quarter of fiscal 2025, we expect our net sales to be approximately $4.3 billion, as compared to $4.0 billion in the third quarter of fiscal 2024. We expect sales growth in the Industrial Solutions segment, which will benefit from the recently completed acquisition of Richards Manufacturing Co. (“Richards Manufacturing”), to be partially offset by sales declines in the Transportation Solutions segment. In the third quarter of fiscal 2025, we expect diluted earnings per share from continuing operations to be approximately $2.02 per share. This outlook includes the impact of currently enacted tariffs which we expect to largely mitigate through pricing actions and sourcing changes. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

During the first six months of fiscal 2025, we acquired two businesses for a combined cash purchase price of $321 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

On April 1, 2025, we acquired Richards Manufacturing, a U.S.-based producer of overhead and underground electrical and gas distribution products, for cash of approximately $2.3 billion, net of cash acquired. The transaction is subject to post-closing adjustments. The acquired business will be reported as part of our Energy business within our Industrial Solutions segment from the date of acquisition. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 28,		March 29,		March 28,		March 29,
	2025		2024		2025		2024

	($ in millions)
Transportation Solutions	$2,314	56%	$2,407	61%	$4,557	57%	$4,800	62%
Industrial Solutions	1,829	44	1,560	39	3,422	43	2,998	38
Total	$4,143	100%	$3,967	100%	$7,979	100%	$7,798	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 28, 2025						Change in Net Sales for the Six Months Ended March 28, 2025
	versus Net Sales for the Quarter Ended March 29, 2024						versus Net Sales for the Six Months Ended March 29, 2024
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$(93)	(3.9)%	$(39)	(1.5)%	$(54)	$—	$(243)	(5.1)%	$(165)	(3.4)%	$(66)	$(12)
Industrial Solutions	269	17.2	247	15.7	(26)	48	424	14.1	370	12.3	(32)	86
Total	$176	4.4%	$208	5.3%	$(80)	$48	$181	2.3%	$205	2.7%	$(98)	$74

Net sales increased $176 million, or 4.4%, in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 due to organic net sales growth of 5.3% and the positive impact of 1.1% from acquisitions, partially offset by the negative impact of foreign currency translation of 2.0% due to the weakening of certain foreign currencies. Price erosion adversely affected organic net sales by $8 million in the second quarter of fiscal 2025.

In the first six months of fiscal 2025, net sales increased $181 million, or 2.3%, as compared to the first six months of fiscal 2024 due to organic net sales growth of 2.7% and the net positive impact of 0.9% from acquisitions and a divestiture, partially offset by the negative impact of foreign currency translation of 1.3% due to the weakening of certain foreign currencies. Price erosion adversely affected organic net sales by $20 million in the first six months of fiscal 2025.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2025.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 28,		March 29,		March 28,		March 29,
	2025		2024		2025		2024

	($ in millions)
EMEA	$1,413	34%	$1,552	39%	$2,642	33%	$2,963	38%
Asia–Pacific	1,542	37	1,257	32	3,145	40	2,636	34
Americas	1,188	29	1,158	29	2,192	27	2,199	28
Total	$4,143	100%	$3,967	100%	$7,979	100%	$7,798	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 28, 2025						Change in Net Sales for the Six Months Ended March 28, 2025
	versus Net Sales for the Quarter Ended March 29, 2024						versus Net Sales for the Six Months Ended March 29, 2024
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
EMEA	$(139)	(9.0)%	$(99)	(6.4)%	$(42)	$2	$(321)	(10.8)%	$(288)	(9.7)%	$(46)	$13
Asia–Pacific	285	22.7	301	24.1	(19)	3	509	19.3	517	19.7	(20)	12
Americas	30	2.6	6	0.4	(19)	43	(7)	(0.3)	(24)	(1.1)	(32)	49
Total	$176	4.4%	$208	5.3%	$(80)	$48	$181	2.3%	$205	2.7%	$(98)	$74

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Cost of sales	$2,684	$2,604	$80	$5,160	$5,111	$49
As a percentage of net sales	64.8%	65.6%		64.7%	65.5%

Gross margin	$1,459	$1,363	$96	$2,819	$2,687	$132
As a percentage of net sales	35.2%	34.4%		35.3%	34.5%

Gross margin increased $96 million and $132 million in the second quarter and first six months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024 due primarily to higher volume.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Six Months Ended
		March 28,	March 29,	March 28,	March 29,
	Measure	2025	2024	2025	2024
Copper	Lb.	$4.22	$3.79	$4.15	$3.83
Gold	Troy oz.	2,459	1,966	2,390	1,955
Silver	Troy oz.	28.01	23.32	27.77	23.23
Palladium	Troy oz.	1,064	1,493	1,100	1,497

We expect to purchase approximately 185 million pounds of copper, 105,000 troy ounces of gold, 1.8 million troy ounces of silver, and 12,000 troy ounces of palladium in fiscal 2025.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Selling, general, and administrative expenses	$454	$444	$10	$881	$868	$13
As a percentage of net sales	11.0%	11.2%		11.0%	11.1%

Restructuring and other charges, net	$45	$40	$5	$95	$61	$34

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $10 million and $13 million in the second quarter and first six months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024 due primarily to increased selling expenses to support higher sales levels, partially offset by the release of reserves associated with trade compliance matters. For additional information regarding trade compliance matters, see Note 9 to the Condensed Consolidated Financial Statements.

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

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. We incurred net restructuring charges of $87 million during the first six months of fiscal 2025, of which $77 million related to the fiscal 2025 restructuring program. Annualized cost savings related to the fiscal 2025 actions commenced during the first six months of fiscal 2025 are expected to be approximately $70 million and are expected to be fully realized by the end of fiscal 2026. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2025, we expect total restructuring charges to be approximately $100 million and total cash spend, which will be funded with cash from operations, to be approximately $200 million.

During the first six months of fiscal 2025 and 2024, we incurred costs of $11 million and $8 million, respectively, related to our change in place of incorporation from Switzerland to Ireland. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the change.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Operating income	$748	$692	$56	$1,438	$1,390	$48
Operating margin	18.1%	17.4%		18.0%	17.8%

Operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$9	$3	$14	$11
Charges associated with the amortization of acquisition-related fair value adjustments	3	—	3	—
	12	3	17	11
Restructuring and other charges, net	45	40	95	61
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	—	4
Total	$57	$43	$112	$76

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Interest expense	$14	$19	$(5)	$20	$37	$(17)

Income tax expense (benefit)	742	146	596	920	(959)	1,879
Effective tax rate	98.3%	21.3%		63.0%	(69.2)%

Interest Expense. Interest expense decreased $17 million in the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 primarily as a result of our cross-currency swap program that hedges our net investment in certain foreign operations, partially offset by a higher average cost of debt due to rising interest rates. The aggregate notional value of the cross-currency swap contracts was $5,886 million at March 28, 2025. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.0% per annum and pay no interest. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 28,		March 29,		March 28,		March 29,
	2025		2024		2025		2024

	($ in millions)
Automotive	$1,735	75%	$1,772	74%	$3,457	76%	$3,568	75%
Commercial transportation	357	15	384	16	669	15	740	15
Sensors	222	10	251	10	431	9	492	10
Total	$2,314	100%	$2,407	100%	$4,557	100%	$4,800	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 28, 2025					Change in Net Sales for the Six Months Ended March 28, 2025
	versus Net Sales for the Quarter Ended March 29, 2024					versus Net Sales for the Six Months Ended March 29, 2024
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Decline		Growth (Decline)		Translation	Decline		Decline		Translation	Divestiture

	($ in millions)
Automotive	$(37)	(2.1)%	$6	0.4%	$(43)	$(111)	(3.1)%	$(49)	(1.3)%	$(50)	$(12)
Commercial transportation	(27)	(7.0)	(20)	(5.1)	(7)	(71)	(9.6)	(61)	(8.3)	(10)	—
Sensors	(29)	(11.6)	(25)	(9.6)	(4)	(61)	(12.4)	(55)	(11.1)	(6)	—
Total	$(93)	(3.9)%	$(39)	(1.5)%	$(54)	$(243)	(5.1)%	$(165)	(3.4)%	$(66)	$(12)

Net sales in the Transportation Solutions segment decreased $93 million, or 3.9%, in the second quarter of fiscal 2025 from the second quarter of fiscal 2024 due to the negative impact of foreign currency translation of 2.4% and organic net sales declines of 1.5%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales were flat in the second quarter of fiscal 2025 as growth of 15.9% in the Asia–Pacific region was offset by declines of 11.9% in the EMEA region and 8.2% in the Americas region. Our organic net sales growth in the Asia–Pacific region was due to increased content per vehicle as well as vehicle production growth. In the EMEA and Americas regions, our organic net sales were impacted by declines in vehicle production and a shift in platform mix consistent with consumer demand.
●	Commercial transportation—Our organic net sales decreased 5.1% in the second quarter of fiscal 2025 due to declines in the EMEA and Americas regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 9.6% in the second quarter of fiscal 2025 as a result of market weakness in both transportation and industrial applications.

In the first six months of fiscal 2025, net sales in the Transportation Solutions segment decreased $243 million, or 5.1%, from the first six months of fiscal 2024 due primarily to organic net sales declines of 3.4% and the negative impact of foreign currency translation of 1.4%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 1.3% in the first six months of fiscal 2025 as a result of declines of 14.4% in the EMEA region and 8.1% in the Americas region, partially offset by growth of 12.3% in the Asia–Pacific region. In the EMEA and Americas regions, our organic net sales were impacted by declines in vehicle production and a shift in platform mix consistent with consumer demand. Our organic net sales growth in the Asia–Pacific region resulted from increased content per vehicle as well as vehicle production growth.

●	Commercial transportation—Our organic net sales decreased 8.3% in the first six months of fiscal 2025 primarily as a result of declines in the EMEA and Americas regions.
●	Sensors—Our organic net sales decreased 11.1% in the first six months of fiscal 2025 due to market weakness in both transportation and industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Operating income	$445	$477	$(32)	$891	$964	$(73)
Operating margin	19.2%	19.8%		19.6%	20.1%

Operating income in the Transportation Solutions segment decreased $32 million and $73 million in the second quarter and first six months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024. Excluding the items below, operating income decreased in the second quarter and first six months of fiscal 2025 primarily as a result of lower volume and price erosion, partially offset by improved manufacturing productivity.

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Restructuring and other charges, net	$33	$19	$65	$33
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	—	3
Total	$33	$19	$65	$36

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 28,		March 29,		March 28,		March 29,
	2025		2024		2025		2024

	($ in millions)
Automation and connected living	$512	28%	$500	32%	$991	29%	$964	32%
Aerospace, defense, and marine	374	21	342	22	708	21	632	21
Digital data networks	482	26	273	17	895	26	552	18
Energy	279	15	234	15	495	14	439	15
Medical	182	10	211	14	333	10	411	14
Total	$1,829	100%	$1,560	100%	$3,422	100%	$2,998	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 28, 2025						Change in Net Sales for the Six Months Ended March 28, 2025
	versus Net Sales for the Quarter Ended March 29, 2024						versus Net Sales for the Six Months Ended March 29, 2024
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Automation and connected living	$12	2.4%	$8	1.5%	$(10)	$14	$27	2.8%	$(13)	(1.4)%	$(12)	$52
Aerospace, defense, and marine	32	9.4	37	10.8	(5)	—	76	12.0	82	12.9	(6)	—
Digital data networks	209	76.6	213	78.0	(4)	—	343	62.1	347	62.8	(4)	—
Energy	45	19.2	18	7.6	(7)	34	56	12.8	32	7.2	(10)	34
Medical	(29)	(13.7)	(29)	(13.7)	—	—	(78)	(19.0)	(78)	(19.0)	—	—
Total	$269	17.2%	$247	15.7%	$(26)	$48	$424	14.1%	$370	12.3%	$(32)	$86

In the Industrial Solutions segment, net sales increased $269 million, or 17.2%, in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 due primarily to organic net sales growth of 15.7%. Our organic net sales by industry end market were as follows:

●	Automation and connected living—Our organic net sales increased 1.5% in the second quarter of fiscal 2025 due to strength in the appliances market, partially offset by continued weakness in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 10.8% in the second quarter of fiscal 2025 primarily as a result of growth in the defense and the commercial aerospace markets.
●	Digital data networks—Our organic net sales increased 78.0% in the second quarter of fiscal 2025 due primarily to growth in artificial intelligence and cloud applications.
●	Energy—Our organic net sales increased 7.6% in the second quarter of fiscal 2025 primarily as a result of growth in the Americas region with strength in renewable energy applications.
●	Medical—Our organic net sales decreased 13.7% in the second quarter of fiscal 2025 due primarily to reduced demand resulting from inventory corrections in the supply chain.

Net sales in the Industrial Solutions segment increased $424 million, or 14.1%, in the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 due primarily to organic net sales growth of 12.3% and, to a lesser degree, the positive impact of 2.9% from acquisitions. Our organic net sales by industry end market were as follows:

●	Automation and connected living—Our organic net sales decreased 1.4% in the first six months of fiscal 2025 as a result of continued weakness in factory automation applications, partially offset by strength in the appliances market.
●	Aerospace, defense, and marine—Our organic net sales increased 12.9% in the first six months of fiscal 2025 primarily as a result of growth in the defense and the commercial aerospace markets.
●	Digital data networks—Our organic net sales increased 62.8% in the first six months of fiscal 2025 due primarily to growth in artificial intelligence and cloud applications.
●	Energy—Our organic net sales increased 7.2% in the first six months of fiscal 2025 due to growth across all regions and strength in renewable energy applications.

●	Medical—Our organic net sales decreased 19.0% in the first six months of fiscal 2025 primarily as a result of reduced demand resulting from inventory corrections in the supply chain.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Operating income	$303	$215	$88	$547	$426	$121
Operating margin	16.6%	13.8%		16.0%	14.2%

Operating income in the Industrial Solutions segment increased $88 million and $121 million in the second quarter and first six months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024. Excluding the items below, operating income increased in the second quarter and first six months of fiscal 2025 primarily as a result of higher volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2025	2024	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$9	$3	$14	$11
Charges associated with the amortization of acquisition-related fair value adjustments	3	—	3	—
	12	3	17	11
Restructuring and other charges, net	12	21	30	28
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	—	1
Total	$24	$24	$47	$40

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. On April 1, 2025, we acquired Richards Manufacturing for cash of approximately $2.3 billion, net of cash acquired. In anticipation of the acquisition, we entered into a 364-day senior credit agreement ("364-Day Credit Facility") and issued commercial paper during the second quarter of fiscal 2025. See additional information regarding debt and the acquisition of Richards Manufacturing in Notes 7 and 17, respectively, to the Condensed Consolidated Financial Statements. We believe that cash generated from operations and other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of commercial paper as it matures, as well as the payments of $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026. We may use excess cash to purchase a portion of our ordinary shares pursuant to our authorized share repurchase program, to acquire businesses or product lines, to pay dividends on our ordinary shares, or to reduce our outstanding debt. We may also use excess cash and other funding to make strategic acquisitions. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first six months of fiscal 2025, net cash provided by operating activities increased $102 million to $1,531 million from $1,429 million in the first six months of fiscal 2024. The increase resulted primarily from higher pre-tax income and a reduction in income tax payments. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2025 and 2024 was $164 million and $238 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $435 million and $318 million in the first six months of fiscal 2025 and 2024, respectively. We expect fiscal 2025 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2025, we acquired two businesses for a combined cash purchase price of $321 million, net of cash acquired. We acquired one business for a cash purchase price of $339 million, net of cash acquired, during the first six months of fiscal 2024. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

During the first six months of fiscal 2024, we received net cash proceeds of $38 million related to the sale of one business. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities and Capitalization

Total debt at March 28, 2025 and September 27, 2024 was $5,614 million and $4,203 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the second quarter of fiscal 2025, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €750 million aggregate principal amount of 3.25% senior notes due in January 2033. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

As of March 28, 2025, TEGSA had $1.5 billion of commercial paper outstanding at a weighted-average interest rate of 4.64%. TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95% at September 27, 2024.

In March 2025, TEGSA entered into a 364-Day Credit Facility with total commitments of $1.5 billion. This increases the size of our commercial paper program as the 364-Day Credit Facility, in addition to the five-year unsecured senior revolving credit facility (“Five-Year Credit Facility”), backs borrowings made under our commercial paper program. TEGSA had no borrowings under the 364-Day Credit Facility at March 28, 2025.

Borrowings under the 364-Day Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the 364-Day Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 3.0 to 9.0 basis points of the lenders' commitments under the 364-Day Credit Facility.

TEGSA has a Five-Year Credit Facility with a maturity date of April 2029 and aggregate commitments of $1.5 billion. TEGSA had no borrowings under the Five-Year Credit Facility at March 28, 2025 or September 27, 2024.

The 364-Day Credit Facility and the Five-Year Credit Facility (together, the “Credit Facilities”) contain financial ratio covenants providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facilities) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facilities) is triggered. The Credit Facilities and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 28, 2025, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facilities, TEGSA is the borrower under our senior notes and commercial paper. Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facilities are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary/common share dividends to shareholders were $382 million and $365 million in the first six months of fiscal 2025 and 2024, respectively.

In March 2025, our board of directors declared a regular quarterly dividend of $0.71 per ordinary share, payable on June 10, 2025, to shareholders of record on May 21, 2025.

During the first six months of fiscal 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. We repurchased approximately four million of our ordinary shares for $615 million and approximately six million of our common shares for $826 million under the share repurchase program during the first six months of fiscal 2025 and 2024, respectively. At March 28, 2025, we had $2.1 billion of availability remaining under our share repurchase authorization.

Summarized Guarantor Financial Information

As discussed above, our senior notes, commercial paper, and Credit Facilities are issued by TEGSA and are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc. In addition to being the issuer of our debt securities, TEGSA owns, directly or indirectly, all of our operating subsidiaries. The following tables present summarized financial information, excluding investments in and equity in earnings of our non-guarantor subsidiaries, for TE Connectivity plc, TE Connectivity Switzerland Ltd., and TEGSA on a combined basis.

	March 28,	September 27,
	2025	2024

	(in millions)
Balance Sheet Data:
Total current assets	$2,541	$1,164
Total noncurrent assets(1)	3,430	2,377

Total current liabilities	2,697	1,362
Total noncurrent liabilities(2)	10,937	10,738
(1)	Includes $3,410 million and $2,368 million as of March 28, 2025 and September 27, 2024, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $7,633 million and $7,309 million as of March 28, 2025 and September 27, 2024, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Six Months Ended	Fiscal Year Ended
	March 28,	September 27,
	2025	2024

	(in millions)
Statement of Operations Data:
Income (loss) from continuing operations	$145	$(271)
Net income (loss)	145	(271)

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

At March 28, 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $191 million, including letters of credit of $22 million associated with the divestiture of our former Subsea Communications business. We contractually agreed to continue to honor letters of credit related to the business’ projects that existed as of the date of sale; however, based on historical experience, we do not anticipate having to perform on these guarantees.

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

Trade Compliance Matters

As previously disclosed, we had been investigating our past compliance with relevant U.S. trade controls and had made voluntary disclosures of apparent trade controls violations to the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). During the second quarter of fiscal 2025, DDTC closed its investigations regarding these matters without fine, penalty, or further action, and we released amounts previously reserved for potential fines and penalties relating to these matters.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. There were no significant changes to this information during the first six months of fiscal 2025.

Accounting Pronouncement

See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding a recently issued accounting pronouncement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2025. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 28, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 for additional information regarding legal proceedings.

Environmental Matters

Item 103 of Regulation S-K requires the disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that we reasonably believe will exceed a specified threshold. In accordance with the U.S. Securities and Exchange Commission (“SEC”) guidance on this item, we have chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no environmental matters to disclose for the quarter ended March 28, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended March 28, 2025:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
December 28, 2024–January 24, 2025	577,891	$145.03	577,891	$2,351,288,741
January 25–February 28, 2025	778,329	150.36	778,329	2,234,256,827
March 1–March 28, 2025	708,332	147.19	708,332	2,129,998,755
Total	2,064,552	147.78	2,064,552
(1)	During the quarter ended March 28, 2025, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended March 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
2.1	*

Transaction Agreement, dated February 11, 2025, by and among OCM Power V AIV Holdings (Delaware), L.P., OCM Power VI AIV Holdings (Delaware), L.P., OCM Power V Relay CTB, LLC, OCM Power VI Relay CTB, LLC, Relay Holding, LLC, TE Connectivity Corporation, Stella I LLC, TE Connectivity PLC, and OCM Power V AIV Holdings (Delaware), L.P.(1)

4.1

Amended and Restated Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 31, 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on January 31, 2025)

4.2

First Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 31, 2025 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on January 31, 2025)

10.1

364-Day Senior Credit Agreement, dated as of March 14, 2025 by and among Tyco Electronics Group S.A., as borrower, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as intermediate guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 17, 2025)

22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document(2)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File(3)

*Filed herewith

**	Furnished herewith
(1)	The schedules to the Transaction Agreement have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the omitted schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY PLC

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2025