Form 10-Q
period 2025-06-27
TE Connectivity plc
filed 2025-07-25
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260

(Commission File Number)

TE CONNECTIVITY PLC

(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of Incorporation)	98-1779916 (I.R.S. Employer Identification No.)	+353 91 378 040 (Registrant’s telephone number)
Parkmore Business Park West, Parkmore, Ballybrit, Galway, H91VN2T, Ireland (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01	TEL	New York Stock Exchange
2.50% Senior Notes due 2028*	TEL/28	New York Stock Exchange
0.00% Senior Notes due 2029*	TEL/29	New York Stock Exchange
3.25% Senior Notes due 2033*	TEL/33	New York Stock Exchange

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

The number of ordinary shares outstanding as of July 18, 2025 was 295,481,491.

TE CONNECTIVITY PLC

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions, except per share data)
Net sales	$4,534	$3,979	$12,513	$11,777
Cost of sales	2,934	2,593	8,094	7,704
Gross margin	1,600	1,386	4,419	4,073
Selling, general, and administrative expenses	491	431	1,372	1,299
Research, development, and engineering expenses	211	189	602	546
Acquisition and integration costs	27	5	41	16
Restructuring and other charges, net	14	6	109	67
Operating income	857	755	2,295	2,145
Interest income	17	20	62	61
Interest expense	(28)	(18)	(48)	(55)
Other expense, net	—	(3)	(2)	(11)
Income from continuing operations before income taxes	846	754	2,307	2,140
Income tax (expense) benefit	(208)	(181)	(1,128)	778
Income from continuing operations	638	573	1,179	2,918
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Net income	$638	$573	$1,179	$2,917

Basic earnings per share:
Income from continuing operations	$2.16	$1.87	$3.96	$9.47
Net income	2.16	1.87	3.96	9.47

Diluted earnings per share:
Income from continuing operations	$2.14	$1.86	$3.93	$9.41
Net income	2.14	1.86	3.93	9.41

Weighted-average number of shares outstanding:
Basic	296	306	298	308
Diluted	298	308	300	310

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Net income	$638	$573	$1,179	$2,917
Other comprehensive income (loss):
Currency translation	89	(45)	(56)	5
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	1	—	(6)	(12)
Gains (losses) on cash flow hedges, net of income taxes	(8)	15	21	53
Other comprehensive income (loss)	82	(30)	(41)	46
Comprehensive income	720	543	1,138	2,963
Less: comprehensive (income) loss attributable to noncontrolling interests	(11)	1	(7)	(1)
Comprehensive income attributable to TE Connectivity plc	$709	$544	$1,131	$2,962

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 27,	September 27,
	2025	2024

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$672	$1,319
Accounts receivable, net of allowance for doubtful accounts of $43 and $32, respectively	3,431	3,055
Inventories	2,832	2,517
Prepaid expenses and other current assets	670	740
Total current assets	7,605	7,631
Property, plant, and equipment, net	4,213	3,903
Goodwill	7,251	5,801
Intangible assets, net	2,286	1,174
Deferred income taxes	2,624	3,497
Other assets	887	848
Total assets	$24,866	$22,854
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$851	$871
Accounts payable	2,024	1,728
Accrued and other current liabilities	2,113	2,147
Total current liabilities	4,988	4,746
Long-term debt	4,846	3,332
Long-term pension and postretirement liabilities	817	810
Deferred income taxes	223	199
Income taxes	426	411
Other liabilities	1,042	870
Total liabilities	12,342	10,368
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	143	131
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding as of June 27, 2025	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding as of June 27, 2025	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 301,987,708 shares issued and common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, respectively	3	139
Accumulated earnings	13,337	14,533
Ordinary shares and common shares held in treasury, at cost, 6,147,743 and 16,656,681 shares, respectively	(916)	(2,322)
Accumulated other comprehensive income (loss)	(43)	5
Total shareholders' equity	12,381	12,355
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$24,866	$22,854

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended June 27, 2025
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at March 28, 2025	301	$3	(4)	$(615)	$—	$12,811	$(114)	$12,085
Net income	—	—	—	—	—	638	—	638
Other comprehensive income	—	—	—	—	—	—	71	71
Share-based compensation expense	—	—	—	—	36	—	—	36
Dividends	—	—	—	—	—	(210)	—	(210)
Exercise of share options	—	—	—	—	44	—	—	44
Restricted share award vestings and other activity	1	—	—	—	(80)	98	—	18
Repurchase of ordinary shares	—	—	(2)	(301)	—	—	—	(301)
Balance at June 27, 2025	302	$3	(6)	$(916)	$—	$13,337	$(43)	$12,381

	For the Nine Months Ended June 27, 2025
			Common/				Accumulated
	Common/		Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 27, 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355
Change in place of incorporation	—	(136)	—	—	—	136	—	—
Cancellation of treasury shares	(17)	—	17	2,322	—	(2,322)	—	—
Net income	—	—	—	—	—	1,179	—	1,179
Other comprehensive loss	—	—	—	—	—	—	(48)	(48)
Share-based compensation expense	—	—	—	—	105	—	—	105
Dividends	—	—	—	—	—	(419)	—	(419)
Exercise of share options	1	—	—	—	103	—	—	103
Restricted share award vestings and other activity	2	—	—	—	(208)	230	—	22
Repurchase of ordinary shares	—	—	(6)	(916)	—	—	—	(916)
Balance at June 27, 2025	302	$3	(6)	$(916)	$—	$13,337	$(43)	$12,381

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended June 28, 2024
							Accumulated
			Common Shares				Other	Total
	Common Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at March 29, 2024	316	$139	(10)	$(1,295)	$—	$13,689	$(84)	$12,449
Net income	—	—	—	—	—	573	—	573
Other comprehensive loss	—	—	—	—	—	—	(29)	(29)
Share-based compensation expense	—	—	—	—	31	—	—	31
Dividends	—	—	—	—	—	6	—	6
Exercise of share options	—	—	1	19	—	—	—	19
Restricted share award vestings and other activity	—	—	—	38	(31)	(15)	—	(8)
Repurchase of common shares	—	—	(3)	(409)	—	—	—	(409)
Balance at June 28, 2024	316	$139	(12)	$(1,647)	$—	$14,253	$(113)	$12,632

	For the Nine Months Ended June 28, 2024
							Accumulated
			Common Shares				Other	Total
	Common Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 29, 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551
Net income	—	—	—	—	—	2,917	—	2,917
Other comprehensive income	—	—	—	—	—	—	45	45
Share-based compensation expense	—	—	—	—	100	—	—	100
Dividends	—	—	—	—	—	(789)	—	(789)
Exercise of share options	—	—	1	52	—	—	—	52
Restricted share award vestings and other activity	—	—	—	169	(100)	(78)	—	(9)
Repurchase of common shares	—	—	(9)	(1,235)	—	—	—	(1,235)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—
Balance at June 28, 2024	316	$139	(12)	$(1,647)	$—	$14,253	$(113)	$12,632

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 27,	June 28,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net income	$1,179	$2,917
Loss from discontinued operations, net of income taxes	—	1
Income from continuing operations	1,179	2,918
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	594	594
Deferred income taxes	772	(1,190)
Non-cash lease cost	106	100
Provision for losses on accounts receivable and inventories	62	70
Share-based compensation expense	105	100
Other	60	53
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(391)	82
Inventories	(299)	(127)
Prepaid expenses and other current assets	31	12
Accounts payable	298	99
Accrued and other current liabilities	(76)	(324)
Income taxes	172	28
Other	105	20
Net cash provided by operating activities	2,718	2,435
Cash flows from investing activities:
Capital expenditures	(665)	(467)
Proceeds from sale of property, plant, and equipment	7	12
Acquisition of businesses, net of cash acquired	(2,628)	(339)
Proceeds from divestiture of business, net of cash retained by business sold	—	59
Other	(12)	(9)
Net cash used in investing activities	(3,298)	(744)
Cash flows from financing activities:
Net decrease in commercial paper	(255)	(21)
Proceeds from issuance of debt	2,231	—
Repayment of debt	(580)	(2)
Proceeds from exercise of share options	101	52
Repurchase of ordinary/common shares	(910)	(1,301)
Payment of ordinary/common share dividends to shareholders	(594)	(564)
Other	(56)	(39)
Net cash used in financing activities	(63)	(1,875)
Effect of currency translation on cash	(4)	(8)
Net decrease in cash, cash equivalents, and restricted cash	(647)	(192)
Cash, cash equivalents, and restricted cash at beginning of period	1,319	1,661
Cash, cash equivalents, and restricted cash at end of period	$672	$1,469

See accompanying Notes to Condensed Consolidated Financial Statements.

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

New Segment Structure

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our current strategy. Our businesses in the former Communications Solutions segment have been moved into the Industrial Solutions segment. Also, the appliances and industrial equipment businesses have been combined to form the automation and connected living business. In addition, we realigned certain product lines and businesses from the Industrial Solutions and former Communications Solutions segments to the Transportation Solutions segment. The following represents the new segment structure:

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

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncement

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued its final climate disclosure rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require all registrants to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things, material climate-related risks, activities to mitigate or adapt to such risks, governance and oversight of such risks, material climate targets and goals, and Scope 1 and/or Scope 2 greenhouse gas emissions, on a phased-in basis, when those emissions are material. In addition, the final rules require certain disclosures in the notes to the financial statements, including the effects of severe weather events and other natural conditions. The rules are effective for us on a phased-in timeline starting in fiscal 2026; however, in April 2024, the SEC issued an order to voluntarily stay its final climate rules pending the completion of judicial review thereof by the U.S. Court of Appeals for the Eighth Circuit. Also, the SEC has informed the Eighth Circuit that although the SEC has ended its defense of the climate disclosure rules, it would like the Court to rule on the merits of the pending challenges to the adopted climate disclosure rules. We continue to monitor developments pertaining to the rules and any potential impacts on our Consolidated Financial Statements.

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Restructuring charges, net	$10	$16	$97	$57
Gain on divestiture	(1)	(21)	(1)	(10)
Costs related to change in place of incorporation	—	3	11	11
Other charges, net	5	8	2	9
Restructuring and other charges, net	$14	$6	$109	$67

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Transportation Solutions	$7	$9	$66	$26
Industrial Solutions	3	7	31	31
Restructuring charges, net	$10	$16	$97	$57

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at					Currency	Balance at
	September 27,		Changes in	Cash	Non-Cash	Translation	June 27,
	2024	Charges	Estimate	Payments	Items	and Other	2025

	(in millions)
Fiscal 2025 Actions:
Employee severance	$—	$77	$—	$(15)	$—	$5	$67
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	80	—	(15)	(3)	5	67
Fiscal 2024 Actions:
Employee severance	72	2	(2)	(35)	—	1	38
Property, plant, and equipment	—	1	2	—	(3)	—	—
Total	72	3	—	(35)	(3)	1	38
Pre-Fiscal 2024 Actions:
Employee severance	186	11	(6)	(85)	—	(3)	103
Facility and other exit costs	15	8	—	(14)	—	—	9
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	201	20	(6)	(99)	(1)	(3)	112
Total Activity	$273	$103	$(6)	$(149)	$(7)	$3	$217

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. During the nine months ended June 27, 2025, we recorded restructuring charges of $80 million in connection with this program. We expect to complete all restructuring actions commenced during the nine months ended June 27, 2025 by the end of fiscal 2032 and to incur additional charges of approximately $15 million related primarily to facility exit costs in the Industrial Solutions segment.

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during the nine months ended June 27, 2025 and June 28, 2024, we recorded restructuring charges of $3 million and $24 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2024 by the end of fiscal 2025 and anticipate that additional charges related to actions commenced during fiscal 2024 will be insignificant.

Pre-Fiscal 2024 Actions

During the nine months ended June 27, 2025 and June 28, 2024, we recorded net restructuring charges of $14 million and $33 million, respectively, related to pre-fiscal 2024 actions. We expect to incur additional charges of approximately $10 million in connection with the restructuring actions commenced prior to fiscal 2024.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 27,	September 27,
	2025	2024

	(in millions)
Accrued and other current liabilities	$185	$233
Other liabilities	32	40
Restructuring reserves	$217	$273

Divestiture

During the nine months ended June 28, 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million in the nine months ended June 28, 2024. The business sold was reported in our Transportation Solutions segment.

Change in Place of Incorporation

During both the nine months ended June 27, 2025 and June 28, 2024, we incurred costs of $11 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 for additional information regarding the change.

3. Acquisitions

Richards Manufacturing Co.

On April 1, 2025, we acquired 100% of Richards Manufacturing Co. (“Richards Manufacturing”), a U.S.-based producer of overhead and underground electrical and gas distribution products, for cash of approximately $2.3 billion, net of cash acquired. The transaction is subject to customary post-closing adjustments. The acquired business has been reported as part of the energy business within our Industrial Solutions segment from the date of acquisition.

The Richards Manufacturing acquisition was accounted for under the provisions of Accounting Standards Codification 805, Business Combinations. We have preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We are in the process of completing the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. The amount of these potential adjustments could be significant. We expect to complete the purchase price allocation during the third quarter of fiscal 2026.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$41
Accounts receivable	47
Inventories	167
Other current assets	6
Property, plant, and equipment	62
Goodwill	1,142
Intangible assets	1,120
Other noncurrent assets	4
Total assets acquired	2,589
Accounts payable	18
Other current liabilities	15
Deferred income taxes	204
Other noncurrent liabilities	4
Total liabilities assumed	241
Net assets acquired	2,348
Cash and cash equivalents acquired	(41)
Net cash paid	$2,307

The fair values assigned to intangible assets were preliminarily determined through the use of the income approach, specifically the relief from royalty and the multi period excess earnings methods. Both valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Significant judgments used in valuing tangible assets include estimated selling prices, costs to complete, and reasonable profit. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

Intangible assets acquired consisted of the following:

		Weighted-Average
		Amortization
	Amount	Period
	(in millions)	(in years)
Customer relationships	$1,000	20
Developed technology	90	16
Trade names and trademarks	30	10
Total	$1,120	19

The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

Goodwill of $1,142 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Industrial Solutions segment and is not deductible for tax purposes. However, prior to being acquired by us, Richards Manufacturing completed certain acquisitions that resulted in goodwill with an estimated value of $156 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2036.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the quarter ended June 27, 2025, Richards Manufacturing contributed net sales of $73 million and an operating loss of $8 million to our Condensed Consolidated Statement of Operations. The operating loss included acquisition costs of $21 million, charges of $3 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories, and integration costs of $1 million.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects our consolidated results of operations had the Richards Manufacturing acquisition occurred at the beginning of fiscal 2024:

	Pro Forma for the		Pro Forma for the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions, except per share data)
Net sales	$4,534	$4,077	$12,695	$12,030
Net income	650	575	1,182	2,887
Diluted earnings per share	$2.18	$1.87	$3.94	$9.31

The pro forma financial information is based on our preliminary allocation of the purchase price and therefore subject to adjustment upon finalizing the purchase price allocation. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

Pro forma results for the quarter ended June 27, 2025 were adjusted to exclude $16 million of acquisition costs. Pro forma results for the quarter ended June 27, 2025 were also adjusted to include $6 million of interest expense based on pro forma changes in our capital structure.

Pro forma results for the quarter ended June 28, 2024 were adjusted to include $14 million of interest expense based on pro forma changes in our capital structure and $8 million of charges related to the amortization of the fair value of acquired intangible assets.

Pro forma results for the nine months ended June 27, 2025 were adjusted to exclude $18 million of acquisition costs. Pro forma results for the nine months ended June 27, 2025 were also adjusted to include $34 million of interest expense based on pro forma changes in our capital structure and $17 million of charges related to the amortization of the fair value of acquired intangible assets.

Pro forma results for the nine months ended June 28, 2024 were adjusted to include $43 million of interest expense based on pro forma changes in our capital structure, $25 million of charges related to the amortization of the fair value of acquired intangible assets, $18 million of acquisition costs, and $8 million of charges related to the fair value adjustment to acquisition-date inventories.

Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Richards Manufacturing acquisition occurred at the beginning of fiscal 2024.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Other Acquisitions

During the nine months ended June 27, 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant.

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

4. Inventories

Inventories consisted of the following:

	June 27,	September 27,
	2025	2024

	(in millions)
Raw materials	$441	$328
Work in progress	1,167	1,063
Finished goods	1,224	1,126
Inventories	$2,832	$2,517

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
September 27, 2024(2)	$1,584	$4,217	$5,801
Acquisitions and purchase accounting adjustments	—	1,345	1,345
Currency translation	27	78	105
June 27, 2025(2)	$1,611	$5,640	$7,251
(1)	In connection with the reorganization of our segments, goodwill was reallocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our new segment structure.
(2)	At June 27, 2025 and September 27, 2024, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the quarter ended June 27, 2025, we completed the acquisition of Richards Manufacturing and recognized $1,142 million of goodwill which benefits the Industrial Solutions segment. Also, during the nine months ended June 27, 2025, we recognized goodwill in the Industrial Solutions segment in connection with other recent acquisitions. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	June 27, 2025			September 27, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$3,036	$(1,077)	$1,959	$1,901	$(948)	$953
Intellectual property	790	(478)	312	686	(481)	205
Other	23	(8)	15	23	(7)	16
Total	$3,849	$(1,563)	$2,286	$2,610	$(1,436)	$1,174

During the nine months ended June 27, 2025, the gross carrying amount of intangible assets increased by $1,120 million as a result of the acquisition of Richards Manufacturing. Intangible asset amortization expense was $52 million and $41 million for the quarters ended June 27, 2025 and June 28, 2024, respectively, and $132 million and $126 million for the nine months ended June 27, 2025 and June 28, 2024, respectively.

At June 27, 2025, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2025	$58
Fiscal 2026	228
Fiscal 2027	209
Fiscal 2028	172
Fiscal 2029	165
Fiscal 2030	157
Thereafter	1,297
Total	$2,286

7. Debt

During the quarter ended June 27, 2025, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €500 million aggregate principal amount of 2.50% senior notes due in May 2028, $450 million aggregate principal amount of 4.50% senior notes due in February 2031, and $450 million aggregate principal amount of 5.00% senior notes due in May 2035. In connection with the issuance of these senior notes, we voluntarily elected to terminate the $1.5 billion 364-day credit agreement, dated as of March 14, 2025. The net proceeds from these senior notes were used for general corporate purposes, including the repayment of indebtedness incurred in connection with the acquisition of Richards Manufacturing. See Note 3 for additional information regarding this acquisition.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the nine months ended June 27, 2025, TEGSA issued €750 million aggregate principal amount of 3.25% senior notes due in January 2033.

The notes issued during the quarter and nine months ended June 27, 2025 are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the nine months ended June 27, 2025, TEGSA repaid, at maturity, €550 million of 0.00% senior notes due in February 2025.

During the nine months ended June 27, 2025, we reclassified $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026, from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

At September 27, 2024, TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95%. TEGSA had no commercial paper outstanding at June 27, 2025.

Payment obligations under TEGSA’s senior notes, commercial paper, and five-year unsecured senior revolving credit facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

The fair value of our debt, based on indicative valuations, was approximately $5,679 million and $4,190 million at June 27, 2025 and September 27, 2024, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Operating lease cost	$37	$33	$106	$100
Variable lease cost	14	13	43	38
Total lease cost	$51	$46	$149	$138

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Nine Months Ended
	June 27,	June 28,
	2025	2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$108	$105

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	125	144
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

TE CONNECTIVITY PLC

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 27, 2025, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $44 million, and we accrued $21 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 27, 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $217 million.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $95 million and $105 million at June 27, 2025 and September 27, 2024, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,206 million and $2,417 million at June 27, 2025 and September 27, 2024, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,665 million and $5,367 million at June 27, 2025 and September 27, 2024, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.0% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2029, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 27,	September 27,
	2025	2024

	(in millions)
Prepaid expenses and other current assets	$16	$31
Other assets	9	11
Accrued and other current liabilities	108	51
Other liabilities	251	99

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(228)	$29	$(189)	$7
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(336)	48	(158)	10
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $527 million and $488 million at June 27, 2025 and September 27, 2024, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 27,	September 27,
	2025	2024

	(in millions)
Prepaid expenses and other current assets	$74	$52
Other assets	7	4
Accrued and other current liabilities	2	1
Other liabilities	2	—

The impacts of our commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Gains recorded in other comprehensive income (loss)	$7	$23	$59	$62
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	16	8	38	4

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Operating expense:
Service cost	$7	$6	$1	$2
Other (income) expense:
Interest cost	16	16	9	10
Expected returns on plan assets	(14)	(12)	(11)	(10)
Amortization of net actuarial loss	2	1	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$10	$10	$—	$3

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Operating expense:
Service cost	$23	$20	$5	$6
Other (income) expense:
Interest cost	47	46	25	29
Expected returns on plan assets	(44)	(37)	(33)	(29)
Amortization of net actuarial loss	6	3	3	3
Amortization of prior service credit	(3)	(3)	—	—
Net periodic pension benefit cost	$29	$29	$—	$9

During the nine months ended June 27, 2025, we contributed $36 million and $15 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $208 million and $181 million for the quarters ended June 27, 2025 and June 28, 2024, respectively. We recorded income tax expense of $1,128 million and an income tax benefit of $778 million for the nine months ended June 27, 2025 and June 28, 2024, respectively. The income tax expense for the nine months ended June 27, 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. See “Global Minimum Tax” below for additional information regarding the impact of guidance issued by the Organisation for Economic Co-operation and Development (“OECD”) in January 2025 on the ten-year tax credit obtained by a Swiss subsidiary. In addition, the income tax expense for nine months ended June 27, 2025 included $13 million of income tax expense related to the revaluation of deferred tax assets as a result of a decrease in the corporate tax rate in a non-U.S. jurisdiction. The income tax benefit for the nine months ended June 28, 2024 included an $874 million net income tax benefit associated with the same ten-year tax credit obtained by a Swiss subsidiary mentioned above and a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland. In addition, the income tax benefit for the nine months ended June 28, 2024 included a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes significant changes to U.S. tax law, including modifications to international tax provisions, making bonus depreciation permanent, enabling domestic research cost expensing, and adjusting the business interest expense limitation. We are in the process of evaluating the impact of the OBBBA on our Consolidated Financial Statements.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that, as of June 27, 2025, approximately $30 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 27, 2025.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

In January 2025, the OECD released new guidance for the global minimum tax rules which impacted the realizability of certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. The January 2025 OECD guidance was enacted into law in Switzerland and as a result, as discussed above, during the nine months ended June 27, 2025, we recorded income tax expense of $574 million related to a net increase in the valuation allowance for deferred tax assets representing the amount of the Swiss subsidiary’s tax credits not expected to be realized.

We anticipate further legislative activity and administrative guidance throughout fiscal 2025. We continue to monitor evolving tax legislation in the jurisdictions within which we operate.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Basic	296	306	298	308
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	298	308	300	310

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our ordinary/common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Antidilutive share options	1	1	1	1

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

Ordinary Shares Held in Treasury

All treasury shares held as of September 27, 2024 were cancelled at the beginning of fiscal 2025 in connection with our change in place of incorporation. See Note 1 for additional information regarding our change in place of incorporation.

Authorized Share Capital

In connection with our merger and change in place of incorporation, we converted 25,000 ordinary shares to ordinary class A shares and issued certain preferred shares to facilitate the merger. The ordinary class A shares and preferred shares were re-acquired and cancelled following the merger. No preferred shares and no ordinary class A shares were outstanding at June 27, 2025.

Our authorized share capital consisted of 1,500,000,000 ordinary shares with a par value of $0.01 per share, two preferred shares with a par value of $1.00 per share, and 25,000 ordinary class A shares with a par value of €1.00 per share as of June 27, 2025. The authorized share capital includes 25,000 ordinary class A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies.

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

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Dividends paid per ordinary/common share	$0.71	$0.65	$2.01	$1.83

In June 2025, our board of directors declared a regular quarterly dividend of $0.71 per ordinary share, payable on September 12, 2025, to shareholders of record on August 22, 2025. As a result of our change in place of incorporation, dividends on our ordinary shares, if any, are now declared on a quarterly basis by our board of directors, as provided by Irish law. Shareholder approval is no longer required. As an Irish company, dividends will be made from accumulated earnings as defined under accounting practices generally accepted in Ireland (“Irish GAAP”).

Share Repurchase Program

During the nine months ended June 27, 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. Ordinary/common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 27,	June 28,
	2025	2024

	(in millions)
Number of ordinary/common shares repurchased	6	9
Repurchase value	$916	$1,235

At June 27, 2025, we had $1.8 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Share-based compensation expense	$36	$31	$105	$100

As of June 27, 2025, there was $172 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.7 years.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the quarter ended December 27, 2024, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.7	$46.45
Restricted share awards	0.4	153.25
Performance share awards	0.1	153.25

As of June 27, 2025, we had 18 million shares available for issuance under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	31%
Risk-free interest rate	4.5%
Expected annual dividend per share	$2.60
Expected life of options (in years)	5.3

16. Segment and Geographic Data

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our current strategy. See Note 1 for additional information regarding our new segment structure. The following segment information reflects the new segment reporting structure. Prior period segment results have been recast to conform to the new segment structure.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Transportation Solutions:
Automotive	$1,805	$1,748	$5,262	$5,316
Commercial transportation	377	363	1,046	1,103
Sensors	236	240	667	732
Total Transportation Solutions	2,418	2,351	6,975	7,151
Industrial Solutions:
Automation and connected living	571	519	1,562	1,483
Aerospace, defense, and marine	374	345	1,082	977
Digital data networks	606	329	1,501	881
Energy	384	226	879	665
Medical	181	209	514	620
Total Industrial Solutions	2,116	1,628	5,538	4,626
Total	$4,534	$3,979	$12,513	$11,777
(1)	Intersegment sales were not material.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$886	$882	$2,425	$2,725
Industrial Solutions	659	584	1,762	1,704
Total EMEA	1,545	1,466	4,187	4,429
Asia–Pacific:
Transportation Solutions	1,016	901	3,110	2,803
Industrial Solutions	644	432	1,695	1,166
Total Asia–Pacific	1,660	1,333	4,805	3,969
Americas:
Transportation Solutions	516	568	1,440	1,623
Industrial Solutions	813	612	2,081	1,756
Total Americas	1,329	1,180	3,521	3,379
Total	$4,534	$3,979	$12,513	$11,777
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Transportation Solutions	$462	$506	$1,353	$1,470
Industrial Solutions	395	249	942	675
Total	$857	$755	$2,295	$2,145

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	June 27,	September 27,
	2025	2024

	(in millions)
Transportation Solutions	$6,113	$5,758
Industrial Solutions	4,363	3,717
Total segment assets(1)	10,476	9,475
Other current assets	1,342	2,059
Other non-current assets	13,048	11,320
Total assets	$24,866	$22,854
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

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

New Segment Structure

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our current strategy. We now operate through two reportable segments: Transportation Solutions and Industrial Solutions. Prior period segment results have been recast to conform to the new segment structure. See additional information in Note 1 to the Condensed Consolidated Financial Statements.

Summary of Performance

●	Our net sales increased 13.9% in the third quarter of fiscal 2025 due to sales growth in the Industrial Solutions segment and, to a lesser degree, the Transportation Solutions segment. In the first nine months of fiscal 2025, our net sales increased 6.2% due to sales growth in the Industrial Solutions segment, partially offset by sales declines in the Transportation Solutions segment. Richards Manufacturing Co. (“Richards Manufacturing”), which was acquired in April 2025, contributed net sales of $73 million. On an organic basis, our net sales increased 9.1% and 4.8% in the third quarter and first nine months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 2.8% in the third quarter of fiscal 2025 due primarily to sales increases in the automotive end market and, to a lesser degree, the commercial transportation end market. In the first nine months of fiscal 2025, our net sales declined 2.5% as a result of sales declines in all end markets.

●	Industrial Solutions—Our net sales increased 30.0% and 19.7% in the third quarter and first nine months of fiscal 2025, respectively, as a result of sales growth in the digital data networks; energy; aerospace, defense, and marine; and automation and connected living end markets, partially offset by sales declines in the medical end market.
●	In June 2025, our board of directors declared a regular quarterly dividend of $0.71 per ordinary share, payable on September 12, 2025, to shareholders of record on August 22, 2025.
●	Net cash provided by operating activities was $2,718 million in the first nine months of fiscal 2025.
●	We acquired Richards Manufacturing, a U.S.-based producer of overhead and underground electrical and gas distribution products, in the third quarter of fiscal 2025.

Outlook

In the fourth quarter of fiscal 2025, we expect our net sales to be approximately $4.55 billion, as compared to $4.07 billion in the fourth quarter of fiscal 2024. This increase is due primarily to sales growth in the Industrial Solutions segment, which will benefit from the recently completed acquisition of Richards Manufacturing. In the fourth quarter of fiscal 2025, we expect diluted earnings per share from continuing operations to be approximately $2.18 per share. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $111 million and $0.03 per share, respectively, in the fourth quarter of fiscal 2025 as compared to the same period of fiscal 2024 and includes the impact of currently enacted tariffs which we expect to largely mitigate through pricing actions and sourcing changes. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

As discussed above, on April 1, 2025, we acquired 100% of Richards Manufacturing for cash of approximately $2.3 billion, net of cash acquired. The acquired business has been reported as part of the energy business within our Industrial Solutions segment from the date of acquisition.

During the first nine months of fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition.

See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 27,		June 28,		June 27,		June 28,
	2025		2024		2025		2024

	($ in millions)
Transportation Solutions	$2,418	53%	$2,351	59%	$6,975	56%	$7,151	61%
Industrial Solutions	2,116	47	1,628	41	5,538	44	4,626	39
Total	$4,534	100%	$3,979	100%	$12,513	100%	$11,777	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 27, 2025						Change in Net Sales for the Nine Months Ended June 27, 2025
	versus Net Sales for the Quarter Ended June 28, 2024						versus Net Sales for the Nine Months Ended June 28, 2024
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$67	2.8%	$29	1.1%	$38	$—	$(176)	(2.5)%	$(136)	(1.9)%	$(28)	$(12)
Industrial Solutions	488	30.0	332	20.5	30	126	912	19.7	702	15.2	(2)	212
Total	$555	13.9%	$361	9.1%	$68	$126	$736	6.2%	$566	4.8%	$(30)	$200

Net sales increased $555 million, or 13.9%, in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 due to organic net sales growth of 9.1%, the positive impact of 3.1% from acquisitions, and the positive impact of foreign currency translation of 1.7% due to the strengthening of certain foreign currencies. Richards Manufacturing, which was acquired on April 1, 2025, contributed net sales of $73 million in the third quarter of fiscal 2025. Net pricing actions positively affected organic net sales by $28 million in the third quarter of fiscal 2025.

In the first nine months of fiscal 2025, net sales increased $736 million, or 6.2%, as compared to the first nine months of fiscal 2024 due primarily to organic net sales growth of 4.8% and the net positive impact of 1.7% from acquisitions and a divestiture. Richards Manufacturing contributed net sales of $73 million in the first nine months of fiscal 2025. Net pricing actions positively affected organic net sales by $8 million in the first nine months of fiscal 2025.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2025.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 27,		June 28,		June 27,		June 28,
	2025		2024		2025		2024

	($ in millions)
EMEA	$1,545	34%	$1,466	37%	$4,187	34%	$4,429	37%
Asia–Pacific	1,660	37	1,333	33	4,805	38	3,969	34
Americas	1,329	29	1,180	30	3,521	28	3,379	29
Total	$4,534	100%	$3,979	100%	$12,513	100%	$11,777	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 27, 2025						Change in Net Sales for the Nine Months Ended June 27, 2025
	versus Net Sales for the Quarter Ended June 28, 2024						versus Net Sales for the Nine Months Ended June 28, 2024
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales			Acquisitions
	Growth		Growth		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
EMEA	$79	5.4%	$8	0.6%	$63	$8	$(242)	(5.5)%	$(280)	(6.3)%	$17	$21
Asia–Pacific	327	24.5	312	23.1	12	3	836	21.1	829	20.9	(8)	15
Americas	149	12.6	41	3.7	(7)	115	142	4.2	17	0.5	(39)	164
Total	$555	13.9%	$361	9.1%	$68	$126	$736	6.2%	$566	4.8%	$(30)	$200

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Cost of sales	$2,934	$2,593	$341	$8,094	$7,704	$390
As a percentage of net sales	64.7%	65.2%		64.7%	65.4%

Gross margin	$1,600	$1,386	$214	$4,419	$4,073	$346
As a percentage of net sales	35.3%	34.8%		35.3%	34.6%

Gross margin increased $214 million and $346 million in the third quarter and first nine months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024 due primarily to higher volume and improved manufacturing productivity.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Nine Months Ended
		June 27,	June 28,	June 27,	June 28,
	Measure	2025	2024	2025	2024
Copper	Lb.	$4.32	$3.98	$4.21	$3.88
Gold	Troy oz.	2,715	2,048	2,498	1,986
Silver	Troy oz.	29.80	25.71	28.43	24.06
Palladium	Troy oz.	1,019	1,418	1,073	1,470

We expect to purchase approximately 190 million pounds of copper, 110,000 troy ounces of gold, 1.7 million troy ounces of silver, and 13,000 troy ounces of palladium in fiscal 2025.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Selling, general, and administrative expenses	$491	$431	$60	$1,372	$1,299	$73
As a percentage of net sales	10.8%	10.8%		11.0%	11.0%

Acquisition and integration costs	$27	$5	$22	$41	$16	$25
Restructuring and other charges, net	14	6	8	109	67	42

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $60 million in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 due primarily to increased selling expenses to support higher sales levels, higher incentive compensation costs, and incremental expenses attributable to recently acquired businesses, partially offset by savings attributable to restructuring actions. In the first nine months of fiscal 2025, selling, general, and administrative expenses increased $73 million as compared to the first nine months of fiscal 2024 due primarily to increased selling expenses to support higher sales levels, higher incentive compensation costs, and incremental expenses attributable to recently acquired businesses, partially offset by savings attributable to restructuring actions and the release of reserves associated with trade compliance matters.

Acquisition and Integration Costs. During the first nine months of fiscal 2025, we incurred acquisition and integration costs of $41 million, of which $25 million related to the acquisition of Richards Manufacturing. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

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

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. We incurred net restructuring charges of $97 million during the first nine months of fiscal 2025, of which $80 million related to the fiscal 2025 restructuring program. Annualized cost savings related to the fiscal 2025 actions commenced during the first nine months of fiscal 2025 are expected to be approximately $70 million and are expected to be fully realized by the end of fiscal 2026. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2025, we expect total restructuring charges to be approximately $110 million and total cash spend, which will be funded with cash from operations, to be approximately $200 million.

During both the first nine months of fiscal 2025 and 2024, we incurred costs of $11 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the change.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Operating income	$857	$755	$102	$2,295	$2,145	$150
Operating margin	18.9%	19.0%		18.3%	18.2%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$27	$5	$41	$16
Charges associated with the amortization of acquisition-related fair value adjustments	3	—	6	—
	30	5	47	16
Restructuring and other charges, net	14	6	109	67
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	—	4
Total	$44	$11	$156	$87

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Income tax expense (benefit)	$208	$181	$27	$1,128	$(778)	$1,906
Effective tax rate	24.6%	24.0%		48.9%	(36.4)%

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 27,		June 28,		June 27,		June 28,
	2025		2024		2025		2024

	($ in millions)
Automotive	$1,805	74%	$1,748	74%	$5,262	75%	$5,316	74%
Commercial transportation	377	16	363	16	1,046	15	1,103	16
Sensors	236	10	240	10	667	10	732	10
Total	$2,418	100%	$2,351	100%	$6,975	100%	$7,151	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 27, 2025					Change in Net Sales for the Nine Months Ended June 27, 2025
	versus Net Sales for the Quarter Ended June 28, 2024					versus Net Sales for the Nine Months Ended June 28, 2024
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Decline		Decline		Translation	Divestiture

	($ in millions)
Automotive	$57	3.3%	$28	1.5%	$29	$(54)	(1.0)%	$(21)	(0.4)%	$(21)	$(12)
Commercial transportation	14	3.9	10	2.7	4	(57)	(5.2)	(51)	(4.6)	(6)	—
Sensors	(4)	(1.7)	(9)	(3.8)	5	(65)	(8.9)	(64)	(8.7)	(1)	—
Total	$67	2.8%	$29	1.1%	$38	$(176)	(2.5)%	$(136)	(1.9)%	$(28)	$(12)

Net sales in the Transportation Solutions segment increased $67 million, or 2.8%, in the third quarter of fiscal 2025 from the third quarter of fiscal 2024 due to the positive impact of foreign currency translation of 1.7% and organic net sales growth of 1.1%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 1.5% in the third quarter of fiscal 2025 as a result of growth of 10.5% in the Asia–Pacific region, partially offset by declines of 6.6% in the Americas region and 4.8% in the EMEA region. Our organic net sales growth in the Asia–Pacific region was due to increased content per vehicle as well as vehicle production growth. In the Americas and EMEA regions, our organic net sales were impacted by declines in vehicle production.
●	Commercial transportation—Our organic net sales increased 2.7% in the third quarter of fiscal 2025 due to growth in the Asia–Pacific and EMEA regions, partially offset by declines in the Americas region.
●	Sensors—Our organic net sales decreased 3.8% in the third quarter of fiscal 2025 as a result of market weakness in both industrial and transportation applications.

In the first nine months of fiscal 2025, net sales in the Transportation Solutions segment decreased $176 million, or 2.5%, from the first nine months of fiscal 2024 due primarily to organic net sales declines of 1.9%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales were flat in the first nine months of fiscal 2025 as declines of 11.3% in the EMEA region and 7.6% in the Americas region were largely offset by growth of 11.7% in the Asia–Pacific region. In the EMEA and Americas regions, our organic net sales were impacted by declines in vehicle production and a shift in platform mix consistent with consumer demand. Our organic net sales growth in the Asia–Pacific region resulted from increased content per vehicle as well as vehicle production growth.
●	Commercial transportation—Our organic net sales decreased 4.6% in the first nine months of fiscal 2025 as a result of declines in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 8.7% in the first nine months of fiscal 2025 due to market weakness in both transportation and industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Operating income	$462	$506	$(44)	$1,353	$1,470	$(117)
Operating margin	19.1%	21.5%		19.4%	20.6%

Operating income in the Transportation Solutions segment decreased $44 million and $117 million in the third quarter and first nine months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024. Excluding the items below, operating income decreased in the third quarter of fiscal 2025 primarily as a result of net price erosion. Excluding the items below, operating income decreased in the first nine months of fiscal 2025 primarily as a result of net price erosion and lower volume.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Restructuring and other charges (credits), net	$7	$(8)	$72	$25
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	—	3
Total	$7	$(8)	$72	$28

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 27,		June 28,		June 27,		June 28,
	2025		2024		2025		2024

	($ in millions)
Automation and connected living	$571	27%	$519	32%	$1,562	28%	$1,483	32%
Aerospace, defense, and marine	374	18	345	21	1,082	20	977	21
Digital data networks	606	29	329	20	1,501	27	881	19
Energy	384	18	226	14	879	16	665	14
Medical	181	8	209	13	514	9	620	14
Total	$2,116	100%	$1,628	100%	$5,538	100%	$4,626	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 27, 2025						Change in Net Sales for the Nine Months Ended June 27, 2025
	versus Net Sales for the Quarter Ended June 28, 2024						versus Net Sales for the Nine Months Ended June 28, 2024
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Automation and connected living	$52	10.0%	$26	5.0%	$10	$16	$79	5.3%	$13	0.9%	$(2)	$68
Aerospace, defense, and marine	29	8.4	21	6.2	8	—	105	10.7	103	10.5	2	—
Digital data networks	277	84.2	269	81.9	8	—	620	70.4	616	69.9	4	—
Energy	158	69.9	45	20.2	3	110	214	32.2	77	11.6	(7)	144
Medical	(28)	(13.4)	(29)	(13.5)	1	—	(106)	(17.1)	(107)	(17.2)	1	—
Total	$488	30.0%	$332	20.5%	$30	$126	$912	19.7%	$702	15.2%	$(2)	$212

In the Industrial Solutions segment, net sales increased $488 million, or 30.0%, in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 due primarily to organic net sales growth of 20.5% and the positive impact of 7.7% from acquisitions. Richards Manufacturing, which was acquired on April 1, 2025, contributed net sales of $73 million in the third quarter of fiscal 2025. Our organic net sales by industry end market were as follows:

●	Automation and connected living—Our organic net sales increased 5.0% in the third quarter of fiscal 2025 due to growth in the appliances market and factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 6.2% in the third quarter of fiscal 2025 primarily as a result of growth in the commercial aerospace and the defense markets.
●	Digital data networks—Our organic net sales increased 81.9% in the third quarter of fiscal 2025 due primarily to growth in artificial intelligence applications.
●	Energy—Our organic net sales increased 20.2% in the third quarter of fiscal 2025 as a result of growth in the Americas region with strength in renewable energy and grid hardening applications and, to a lesser degree, growth in the EMEA and Asia–Pacific regions.

●	Medical—Our organic net sales decreased 13.5% in the third quarter of fiscal 2025 due primarily to reduced demand resulting from inventory corrections in the supply chain.

Net sales in the Industrial Solutions segment increased $912 million, or 19.7%, in the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 due primarily to organic net sales growth of 15.2% and the positive impact of 4.6% from acquisitions. Richards Manufacturing contributed net sales of $73 million in the first nine months of fiscal 2025. Our organic net sales by industry end market were as follows:

●	Automation and connected living—Our organic net sales increased 0.9% in the first nine months of fiscal 2025 as a result of strength in the appliances market, partially offset by weakness in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 10.5% in the first nine months of fiscal 2025 primarily as a result of growth in the commercial aerospace and the defense markets.
●	Digital data networks—Our organic net sales increased 69.9% in the first nine months of fiscal 2025 due primarily to growth in artificial intelligence and cloud applications.
●	Energy—Our organic net sales increased 11.6% in the first nine months of fiscal 2025 due to growth in the Americas region driven by renewable energy and grid hardening applications and, to a lesser degree, growth in the EMEA and Asia–Pacific regions.
●	Medical—Our organic net sales decreased 17.2% in the first nine months of fiscal 2025 primarily as a result of reduced demand resulting from inventory corrections in the supply chain.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Operating income	$395	$249	$146	$942	$675	$267
Operating margin	18.7%	15.3%		17.0%	14.6%

Operating income in the Industrial Solutions segment increased $146 million and $267 million in the third quarter and first nine months of fiscal 2025, respectively, as compared to the same periods of fiscal 2024. Excluding the items below, operating income increased in the third quarter and first nine months of fiscal 2025 primarily as a result of higher volume.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$27	$5	$41	$16
Charges associated with the amortization of acquisition-related fair value adjustments	3	—	6	—
	30	5	47	16
Restructuring and other charges, net	7	14	37	42
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	—	—	1
Total	$37	$19	$84	$59

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the repayment of $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026. Also, we may use funds to acquire strategic businesses or product lines, reduce our outstanding debt, or return cash to shareholders through dividends on our ordinary shares or purchases of our ordinary shares pursuant to our authorized share repurchase program. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first nine months of fiscal 2025, net cash provided by operating activities increased $283 million to $2,718 million from $2,435 million in the first nine months of fiscal 2024. The increase resulted primarily from a reduction in net income tax payments and higher pre-tax income, partially offset by the impact of changes in working capital levels. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2025 and 2024 was $184 million and $384 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $665 million and $467 million in the first nine months of fiscal 2025 and 2024, respectively. We expect fiscal 2025 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2025, we acquired Richards Manufacturing for $2.3 billion, net of cash acquired. Also during the first nine months of fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. We acquired one business for a cash purchase price of $339 million, net of cash acquired, during the first nine months of fiscal 2024. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

During the first nine months of fiscal 2024, we received net cash proceeds of $59 million related to the sale of one business. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Cash Flows from Financing Activities and Capitalization

Total debt at June 27, 2025 and September 27, 2024 was $5,697 million and $4,203 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the third quarter of fiscal 2025, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €500 million aggregate principal amount of 2.50% senior notes due in May 2028, $450 million aggregate principal amount of 4.50% senior notes due in February 2031, and $450 million aggregate principal amount of 5.00% senior notes due in May 2035. In connection with the issuance of these senior notes, we voluntarily elected to terminate the $1.5 billion 364-day credit agreement, dated as of March 14, 2025. The net proceeds from these senior notes were used for general corporate purposes, including the repayment of indebtedness incurred in connection with the acquisition of Richards Manufacturing. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

During the first nine months of fiscal 2025, TEGSA issued €750 million aggregate principal amount of 3.25% senior notes due in January 2033.

The notes issued during the third quarter and first nine months of fiscal 2025 are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first nine months of fiscal 2025, TEGSA repaid, at maturity, €550 million of 0.00% senior notes due in February 2025.

At September 27, 2024, TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95%. TEGSA had no commercial paper outstanding at June 27, 2025.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of April 2029 and aggregate commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at June 27, 2025 or September 27, 2024.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 27, 2025, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary/common share dividends to shareholders were $594 million and $564 million in the first nine months of fiscal 2025 and 2024, respectively.

In June 2025, our board of directors declared a regular quarterly dividend of $0.71 per ordinary share, payable on September 12, 2025, to shareholders of record on August 22, 2025.

During the first nine months of fiscal 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. We repurchased approximately six million of our ordinary shares for $916 million and approximately nine million of our common shares for $1,235 million under the share repurchase program during the first nine months of fiscal 2025 and 2024, respectively. At June 27, 2025, we had $1.8 billion of availability remaining under our share repurchase authorization.

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

	June 27,	September 27,
	2025	2024

	(in millions)
Balance Sheet Data:
Total current assets	$628	$1,164
Total noncurrent assets(1)	2,978	2,377

Total current liabilities	1,320	1,362
Total noncurrent liabilities(2)	11,020	10,738
(1)	Includes $2,969 million and $2,368 million as of June 27, 2025 and September 27, 2024, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $5,925 million and $7,309 million as of June 27, 2025 and September 27, 2024, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 27,	September 27,
	2025	2024

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(238)	$(271)
Net loss	(238)	(271)

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

At June 27, 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $217 million.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. There were no significant changes to this information during the first nine months of fiscal 2025.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, tariffs, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflicts in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;

●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure, including as a result of artificial intelligence;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being an Irish corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2025. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 27, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2025.

Richards Manufacturing Acquisition

We acquired Richards Manufacturing on April 1, 2025. For additional information regarding the acquisition, see Note 3 to the Condensed Consolidated Financial Statements.

U.S. Securities and Exchange Commission (“SEC”) guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating the Richards Manufacturing operations within our internal control structure. Accordingly, we intend to exclude Richards Manufacturing from our annual assessment of internal control over financial reporting as of September 26, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 27, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 27, 2024. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 for additional information regarding legal proceedings.

Environmental Matters

Item 103 of Regulation S-K requires the disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that we reasonably believe will exceed a specified threshold. In accordance with the SEC guidance on this item, we have chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no environmental matters to disclose for the quarter ended June 27, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024 except as set forth below. The risk factors described in our Annual Report on Form 10-K, in addition to other information described below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

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

Although we are an Irish company, application of current U.S. tax law ownership attribution rules may cause non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. Under the current rules, a U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. Under recently enacted legislation, the current attribution rules cease to apply for tax years of foreign corporations beginning after December 31, 2025, and, as a result, based on our current ownership structure, our non-U.S. subsidiaries will not be treated as CFCs as of our tax year beginning September 28, 2026. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended June 27, 2025:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
March 29–April 25, 2025	710,166	$131.31	710,166	$2,036,747,701
April 26–May 30, 2025	729,423	156.41	729,423	1,922,655,633
May 31–June 27, 2025	568,623	164.82	568,623	1,828,935,837
Total	2,008,212	149.92	2,008,212
(1)	During the quarter ended June 27, 2025, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program originally announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended June 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
4.1

Second Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 6, 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on May 6, 2025)

4.2

Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 9, 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on May 9, 2025)

4.3

Fourth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 9, 2025 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on May 9, 2025)

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

Date: July 25, 2025