Form 10-K
period 2025-09-26
TE Connectivity plc
filed 2025-11-10
CIK 1385157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2025
or
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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates was $42.2 billion as of March 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of ordinary shares outstanding as of November 6, 2025 was 294,189,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2026 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

© 2025 TE Connectivity plc. All rights reserved.

ITEM 1. BUSINESS

General

We are a global industrial technology leader creating a safer, sustainable, productive, and connected future. As a trusted innovation partner, our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, energy networks, automated factories, data centers enabling artificial intelligence, and more. References in this report to “TE Connectivity,” the “Company,” “we,” “us,” or “our” refer to TE Connectivity Ltd. before September 30, 2024 and to TE Connectivity plc on or after September 30, 2024.

We became an independent, publicly traded company in 2007; however, through our predecessor companies, we trace our foundations in the connectivity business back to 1941.

During fiscal 2024, our board of directors and shareholders approved a change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the change, TE Connectivity Ltd., our former parent entity, entered into a merger agreement with TE Connectivity plc, its then wholly-owned subsidiary and a public limited company incorporated under Irish law. Under the merger agreement, TE Connectivity Ltd. merged with and into TE Connectivity plc, which was the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. The merger was completed on September 30, 2024, thereby changing our jurisdiction of incorporation from Switzerland to Ireland. Effective for fiscal 2025, we are organized under the laws of Ireland. We have not had and do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation.

We acquired Richard Manufacturing Co. (“Richards Manufacturing”) in fiscal 2025. See Note 4 to the Consolidated Financial Statements for additional information regarding the acquisition.

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2025, 2024, and 2023 ended on September 26, 2025, September 27, 2024, and September 29, 2023, respectively. Fiscal 2025, 2024, and 2023 were each 52 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks, with the next occurrence taking place in fiscal 2028.

Segments

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our current strategy. Prior period segment results have been recast to conform to the new segment structure. See additional information regarding our segments in Notes 1 and 20 to the Consolidated Financial Statements.

We now operate through two reportable segments: Transportation Solutions and Industrial Solutions. We believe our two segments served a combined market of approximately $200 billion as of fiscal year end 2025.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2025	2024	2023
Transportation Solutions	54%	60%	60%
Industrial Solutions	46	40	40
Total	100%	100%	100%

Below is a description of our reportable segments and the primary products, markets, and competitors of each segment.

Transportation Solutions

The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components, sensors, heat shrink tubing, relays, and application tooling. The Transportation Solutions segment’s products, which must withstand harsh conditions, are used in the following end markets:

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

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, interventional medical components, heat shrink tubing, relays, wire and cable, and filters. The Industrial Solutions segment’s products are used in the following end markets:

●	Digital data networks (28% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking, data center, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, virtual reality, and artificial intelligence/machine learning applications to help our customers meet their current challenges and future innovations.
●	Automation and connected living (27% of segment’s net sales)—Our products are used in factory and warehouse automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our building automation and smart city infrastructure products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Additionally, we provide both standard products and custom-designed solutions to meet the daily demands of home appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves.
●	Aerospace, defense, and marine (19% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Energy (17% of segment’s net sales)—Our products are used by electric power utilities, OEMs, and engineering procurement construction companies serving the electrical power grid and renewables industries. They include a wide range of insulation, protection, and connection solutions for electrical power generation, transmission, distribution, and industrial markets.

●	Medical (9% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.

The Industrial Solutions segment competes primarily against Amphenol, Hubbell, Carlisle Companies, Integer Holdings, Molex, Omron, JST, and Korea Electric Terminal (KET).

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

No single customer accounted for a significant amount of our net sales in fiscal 2025, 2024, or 2023.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2025	2024	2023
Asia–Pacific	38%	34%	32%
Europe/Middle East/Africa (“EMEA”)	33	37	39
Americas	29	29	29
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 130 countries primarily through direct selling efforts to manufacturers. In fiscal 2025, our direct sales represented approximately 75% of total net sales. We also sell our products indirectly via third-party distributors.

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

Customer orders and demand may fluctuate as a result of economic and market conditions. Backlog by reportable segment was as follows:

	Fiscal Year End
	2025	2024

	(in millions)
Transportation Solutions	$2,278	$2,478
Industrial Solutions	3,910	3,561
Total	$6,188	$6,039

We expect that the majority of our backlog at fiscal year end 2025 will be filled during fiscal 2026. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We have experienced, and expect to continue to experience, downward pressure on prices. However, as a result of increased costs and tariffs, certain of our businesses implemented price increases in recent years.

Raw Materials

We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding; precious metals such as gold, silver, and palladium for plating; and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions, trade wars, and inflationary cost pressures.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2025, we employed approximately 93,000 people worldwide, including 13,000 contract employees. Approximately 34,000 were in the Asia–Pacific region, 34,000 were in the EMEA region, and 25,000 were in the Americas region. Of our total employees, approximately 55,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our success.

We are governed by our core values of integrity, accountability, inclusion, teamwork, and innovation. They guide our decisions and our actions, both individually and as an organization. Additionally, our employees are responsible for upholding our purpose—to create a safer, sustainable, productive, and connected future. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, global diversity data, and engagement and inclusion indices. As part of its charter, the management development and compensation committee of our board of directors oversees our policies and practices related to the management of human capital resources including talent management, culture, global diversity, and inclusion.

Inclusion

We are committed to leveraging the skills and perspectives of a wealth of backgrounds and experiences, and building a workforce and supplier network that represents our global markets and the customers we serve. We strive to maintain a work environment where all employees are engaged, feel their differences are valued and mutually-respected, and believe that all opinions count. Our people reflect our customers and markets. Our employees work in over 50 countries and represent approximately 150 nationalities, and our total employee population is over 40% women.

Our employee resource groups (“ERGs”) are company-sponsored, employee-led groups that focus on shared identities or experiences of employees. These groups apply those perspectives to create value for our company as a whole. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2025, we had eight ERGs—African Heritage, ALIGN (lesbian, gay, bisexual, transgender, and queer employees (LGBTQ+) and their allies), Asian Heritage, Latin Heritage, TE Veterans, TE Young Professionals, THRIVE (employees with mental, emotional, and physical disabilities and their allies), and Women in Networking—with over 12,000 members worldwide. Our ERGs welcome any employee interested in supporting their mission and participation is optional.

Employee Engagement

Our annual employee engagement survey explores how employees feel about their experience at our company and enables us to develop tailored actions to enhance the working environment. Focused on measuring engagement, inclusion, well-being, and leadership effectiveness, this fully digital, enterprise-wide survey is available to all employees in 22 languages. In fiscal 2025, we had a participation rate of 88% and year over year improvement in all four indices of engagement, inclusion, well-being, and leadership effectiveness. Our engagement and inclusion scores were once again favorable when compared to external global manufacturing benchmarks.

Training and Development

We provide employees with a range of development programs, opportunities, skills, and resources, empowering them to unleash their potential. Also, we emphasize employee development and training to support engagement and retention. Our LEARN@TE platform supplements our talent development strategies. It is an online portal that enables employees to access instructor-led classroom or virtual courses and self-directed web-based courses. Strategy, execution, and talent (“SET”) leadership expectations, which focus on how we drive strategy, effectively execute, and build talent, are expectations of all employees and are embedded in all of our leadership programs. We integrate these behavioral expectations into the way we assess and select talent, manage performance, and develop and reward our people.

We are committed to identifying and developing our next generation of leaders. We have a robust talent and succession planning process, and we offer programs to support the development of leaders at all levels and those in critical roles, general management, engineering, and operations. We are focused on recruiting top candidates, developing employees at all levels, and providing opportunities for career advancement. On an annual basis, we conduct an organization and leadership review process with our Chief Executive Officer and all segment, business unit, and function leaders focusing on our high-performing and high-potential talent, globally diverse talent, and the succession for our most critical roles. Also, our board of directors reviews and assesses management development plans for senior executives and the succession plans relating to those positions.

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

Health, Safety, and Well-being

We are committed to the health, safety, well-being, and human rights of our employees, ensuring that all of our people can thrive both at work and beyond. Our approach goes beyond compliance. We strive to create an environment where everyone feels safe, respected, and supported, while providing the tools and resources needed to balance work and personal lives and take ownership of their well-being. Our environmental, health, and safety teams continuously seek ways to raise the standards of safety, health, well-being, and human rights across our organization. Our “Mission Zero” strategy engages all employees to review our safety policies, complete training, and sign a personal commitment to uphold a safe work environment. We aspire to be an injury-free workplace and, as such, we have compliance audits and internal processes in place to stay ahead of workplace hazards. In fiscal 2025, we reduced our Occupational Safety and Health Administration (“OSHA”) total recordable incident rate—a rate equivalent to the number of incidents per 100 employees or 200,000 work hours—to 0.06, with no employee or contractor fatalities.

We remain focused on the protection of global human rights and have instituted several policies to guide us including our global human rights policy and our human trafficking and modern slavery policy. Our Human Rights Committee of cross-functional leaders, which was established in fiscal 2024, assesses and mitigates the areas of greatest risk for our operations and value chain, and we have developed a roadmap to strengthen our human rights approach. We apply high standards of human rights and require that our suppliers do the same.

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

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating GHG emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2025, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $44 million, and we accrued $23 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2026 for environmental control facilities or other costs of compliance with laws or regulations relating to GHG emissions.

Sustainability

We look to build on our strong foundation of environmental sustainability in our operations. Our One Connected World strategy guides how we balance investor and customer expectations and drive improved environmental sustainability. We support a safer, sustainable, productive, and connected future through the products that come out of our facilities.

Our sustainability initiatives began several years ago and have continued to evolve. From fiscal 2020 to 2025, we achieved more than a 25% reduction in energy use intensity, more than a 25% reduction in total water withdrawal, and more than an 80% reduction in absolute GHG emissions for Scopes 1 and 2.

We have challenged ourselves to find new ways to continue to drive sustainability improvements. We have also committed to near-term, company-wide GHG emissions reductions in line with climate science and Science Based Targets initiative (“SBTi”) objectives. These reduction goals were validated by the SBTi and we are currently listed on its “Companies Taking Action” target dashboard which shows companies and financial institutions that have set science-based targets, or have committed to developing such targets.

Our mid-term goals and long-term ambitions, many of which have already been achieved, include the following:

		Targeted Fiscal Year
	Baseline Fiscal Year	of Achievement	Achieved
70%+ reduction in absolute GHG emissions for Scopes 1 and 2	2020	2030	X
30% reduction in absolute GHG emissions for Scope 3	2022	2032
15% reduction in water withdrawals at target sites with extremely high and high water stress	2021	2025	X
15% reduction in hazardous waste disposed	2021	2025	X
80% renewable electricity use in our operations	n/a	2025	X

We continue to assess our goals and ambitions and periodically update our environmental commitments.

While sustainability is embedded in our operations, we are exploring opportunities with our direct suppliers and logistics service providers to strengthen the environmental sustainability of our supply chain. In addition to improving the sustainability of our operations and working with our suppliers to reduce their GHG emissions, we help our customers produce smaller, lighter, and more energy-efficient products, reducing the environmental impact of the products throughout their lives.

Additional information regarding our sustainability initiatives and progress is available in our annual Corporate Responsibility Report located on our website at www.te.com under the heading “About TE—Corporate Responsibility.” The contents of our Corporate Responsibility Report are not incorporated by reference in this Annual Report on Form 10-K.

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

Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including new or increased tariffs and other barriers to trade, including escalation of trade and tariff tensions between the United States (“U.S.”), China, the EU, and other countries, changes to fiscal and monetary policy, inflation, slower growth or recession, higher interest rates, labor disruptions, the cost and availability of consumer and business credit, end demand from consumer and industrial markets, significant bank failures, government shutdowns, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt. Any of these economic factors could cause our customers to experience deterioration of their businesses, cash flow, financial condition, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions, expectations for future revenue, projected future cash flows, or other factors have triggered and could trigger additional recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

Foreign currency exchange rates may adversely affect our results.

Our Consolidated Financial Statements are prepared in U.S. dollars; however, a significant portion of our business is conducted outside the U.S. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2025 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease. Although the value of the U.S. dollar fluctuated in fiscal 2025, in recent years, the strength of the U.S. dollar has generally increased as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars.

We manage certain cash, intercompany, and other balance sheet currency exposures in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

We have suffered and could continue to suffer business interruptions, including impacts resulting from pandemics, severe weather events, and natural catastrophic events, including those caused or intensified by climate change, and other macroeconomic factors.

Our operations and those of our suppliers and customers, and the supply chains that support their operations, have been and may be in the future vulnerable to interruption by natural disasters such as hurricanes, earthquakes, tsunamis, typhoons, tornados, or floods, which may be exacerbated by the effects of climate change; other disasters such as fires, explosions, acts of terrorism, or war, including the continuing military conflicts in certain parts of the world; disease or other adverse health developments; or failures of management information or other systems due to internal or external causes. These events could cause some of our operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost business and sales, changing costs or availability of insurance, and/or property damage or harm to our people, each and all of which could have an adverse effect on our business operations, financial condition, and results of operations. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

We could be adversely affected by a decline in the market value of our pension plans’ investment portfolios or a reduction in returns on plan assets.

Concerns about deterioration in the global economy, together with concerns about tariffs, credit, inflation, or deflation, have caused and could continue to cause significant volatility in the price of all securities, including fixed income and equity securities, which has reduced and could further reduce the value of our pension plans’ investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans’ investment portfolios or a reduction in returns on plan assets could require us to significantly increase funding of such obligations, which would have an adverse effect on our results of operations, financial position, and cash flows.

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

We have sizeable operations in China, including 19 principal manufacturing sites. In addition, approximately 25% of our net sales in fiscal 2025 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and China, including with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. The current political climate has intensified concerns about trade tensions between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, increased trade barriers, tariffs, or restrictions, or interpretation of Chinese law.

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

Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

•

the Organisation for Economic Co-operation and Development (“OECD”) and participating countries continue to enact the 15% global minimum tax. The global minimum tax is a significant structural change to the international taxation framework and more than 50 countries have thus far enacted some or all elements of the tax. Ireland has implemented elements of the OECD’s global minimum tax rules, which were effective for us beginning in fiscal 2025. We anticipate further legislative activity and administrative guidance. We continue to closely monitor the evolving global minimum tax framework and assess the implications in the jurisdictions in which we operate.

•	EU, U.S., and other countries’ initiatives to promote tax transparency and to prevent aggressive tax planning.

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

Although we are an Irish company, application of certain U.S. tax law ownership attribution rules may cause non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. Under the current rules, a U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. Under recently enacted legislation, the current attribution rules cease to apply for tax years of foreign corporations beginning after December 31, 2025, and, as a result, based on our current ownership structure, our non-U.S. subsidiaries will not be treated as CFCs as of our tax year beginning September 26, 2026. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

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

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary and potential mandatory ESG initiatives and disclosures may result in increased costs, changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. Further, our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including increasing regulatory requirements and stakeholder expectations, our ability to recruit, develop, and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations, the growth of our business, cost considerations, and the development and availability of cost-effective technologies or resources that support our goals. An inability to receive or maintain favorable ESG ratings could negatively impact our reputation or impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Unfavorable ESG ratings could also lead to negative investor sentiment towards us or our industry, which could negatively impact the price of our shares as well as our access to and cost of capital.

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

Approximately 41% of our net sales for fiscal 2025 were to customers in the automotive end market. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers. Further, work stoppages or slowdowns experienced by our customers in the automotive industry, or changes in consumer preferences, could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles.

During fiscal 2025, approximately 13% of our net sales were to customers in the digital data networks end market, approximately 12% of our net sales were to customers in the automation and connected living end market, and approximately 9% of our net sales were to customers in the aerospace, defense, and marine end market. Demand in the digital data networks market can fluctuate significantly, depending on the underlying demand in the networking, data center, and wireless infrastructure industries. The overall market trends of increased data connectivity and continued movement to artificial intelligence (“AI”) and cloud applications have had a favorable impact on demand. Demand in the automation and connected living end market is dependent upon economic conditions, including customer investment in factory and warehouse automation, process control systems, and building automation and smart city infrastructure, as well as market conditions in the home appliances market. The aerospace and defense industry has undergone significant fluctuations in demand as a result of economic and political conditions.

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

The pace of technological change is increasing at an exponential rate. The continued creation, development, and advancement of new technologies such as AI, blockchain, quantum computing, data analytics, 3-D printing, robotics, sensor technology, data storage, neural networks, and augmented reality, as well as other technologies in the future that are not foreseeable today, continue to transform our processes, products, and services.

In order to remain competitive, we will need to stay abreast of such technologies, require our employees to continue to learn and adapt to new technologies, be able to integrate them into our current and future business models, products, services, and processes, and also guard against existing and new competitors disrupting their business using such technologies. Our strategy, value creation model, operating model, and innovation ecosystem have important technological elements and certain of our products and offerings are based on technological advances, including AI, machine learning, advanced analytics, and the Internet of Things. Meeting evolving industry requirements, including the increasing use of AI and machine learning technologies (including the need to run complex AI-based applications on devices), and introducing new products to the market in a timely manner and at prices that are acceptable to our customers are important factors in determining our competitiveness and success. Further, increasing use of AI may expose us to social and ethical issues, which may result in reputational harm and liability. In addition, we will need to compete for talent in a competitive market that is familiar with such technologies including upskilling our workforce. There can be no assurance we will continue to compete effectively with our industry peers due to technological changes, which could result in a material adverse effect on our business and results of operations.

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

Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, digital data networks, and aerospace and defense industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, enabling them to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends have and may continue to adversely affect the margins on our products, particularly for commodity components.

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

We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, palladium, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of many of these raw materials continue to fluctuate, and in many cases increase, and fluctuations may persist in the future. In addition, feedstock for resins and resins themselves, as well as certain other commodities, are increasingly subject to varied and unrelated force majeure events worldwide further impacting price and availability. In recent years, raw material prices and availability have been affected by worldwide economic conditions, including supply chain disruptions, inflationary cost pressures, and tariff and trade policies. If we have difficulty obtaining raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

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

The U.S. Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial position, and cash flows.

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

Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) without being required first to offer those shares to existing shareholders on a pro-rata basis, if authorized to do so by a company’s constitution or by resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another shareholder resolution. Our articles of association authorize our directors to allot shares up to the maximum of our authorized but unissued share capital for a period of five years from September 30, 2024. These authorizations will need to be renewed upon its expiration and at periodic intervals thereafter. Under Irish law, these authorities may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of shares being sought or approved.

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

For the majority of transfers of our ordinary shares, there will not be any Irish stamp duty. A transfer of our ordinary shares from a seller who holds shares beneficially (i.e., through Depository Trust Company (“DTC”)) to a buyer who holds the acquired shares beneficially (i.e., through DTC), which is effected by the debit/credit of book-entry interests representing the shares through DTC, will not be subject to Irish stamp duty. However, a transfer of our ordinary shares by a seller who holds shares directly (i.e., not through DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher). A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC without giving rise to Irish stamp duty provided that the shareholder has confirmed to our transfer agent that there is no change in the beneficial ownership of the shares as a result of the transfer and the transfer into DTC is not effected in contemplation of a sale of such shares by the beneficial owner to a third party. Because of the potential Irish stamp duty on transfers of our ordinary shares, we strongly recommend that any person who wishes to acquire our ordinary shares acquire such shares through DTC.

We do not intend to pay any stamp duty levied on transfers of our shares on behalf of a buyer. However, our memorandum and articles of association allow us in our absolute discretion to pay (or to cause one of our affiliates to pay) any such stamp duty payable. In the event of any such payment, we will be entitled to (i) seek reimbursement from the buyer, (ii) set-off the amount of the stamp duty against future dividends on such shares, and (iii) claim a first and paramount lien on our ordinary shares acquired by such buyer and any dividends paid on such shares. Our directors have discretion to decline to register an instrument of transfer in the name of a buyer unless the instrument of transfer has been properly stamped (in circumstances where stamping is required).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy and processes are designed to identify, assess, and manage risks to the confidentiality, integrity, and availability of our information technology environment, systems, and information. The cybersecurity risk management process is managed centrally and is led by our Chief Information Security Officer (“CISO”) who reports to our Chief Information Officer. Our cybersecurity program takes a risk-based approach and is integrated with our global enterprise risk management program. Our cybersecurity risk strategy is aligned with cyber/information security frameworks and industry standards, including the National Institute of Standards and Technology Cybersecurity Framework.

Our cybersecurity program includes the following risk management practices:

●	a formal cybersecurity risk assessment is performed annually in collaboration with our enterprise risk management function, resulting in updates to plans and actions that are incorporated into improvement projects;
●	our cybersecurity program maturity is benchmarked annually against global industry standards and norms. The result serves as a guide to identifying evolving risks, prioritizing improvements, and enhancing the program;
●	cybersecurity threats are evaluated throughout the year by our around-the-clock security operations center, utilizing a variety of third-party subscription and threat intelligence data sources, and data collected via internal monitoring and scanning processes;
●	annual security awareness trainings are required to be completed by employees, and monthly phishing campaigns and additional function-specific cybersecurity trainings are also conducted;
●	security and risk metrics are reviewed monthly and reported to leadership regularly;
●	external penetration tests are conducted annually by independent third parties and appropriate actions are taken to strengthen controls;

●	a cybersecurity incident response plan and governance charter are maintained by the cybersecurity incident response team. The cybersecurity incident response plan and supporting playbooks are utilized during table-top exercises and trainings. Participants may include information technology, business, corporate function, and external resources depending on the table-top scenario; and
●	third-party supplier security reviews are conducted based on risk. Reviews may include the assessment of security architecture, connections between our systems and the third party, data security controls, and user access controls.

To date, we do not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected our business strategy, results of operations, or financial condition. However, the sophistication of cybersecurity threats continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity incidents and protect our systems and information may not successfully protect against future cybersecurity incidents, which could materially affect our business strategy, results of operations, or financial condition. For additional information on certain risks associated with cybersecurity, refer to the risk factors related to cybersecurity and information technology systems in “Part I, Item 1A. Risk Factors.”

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

Our CISO has over 20 years of experience in information security leadership roles and over 9 years as our CISO. He holds many industry certifications, including Certified Information Systems Security Professional (“CISSP”), and is an active member in professional organizations. Also, certain members of our board of directors have completed cybersecurity program trainings, or have relevant industry experience.

Cybersecurity incidents are evaluated by a cross-functional team based on defined criteria and regularly communicated to leadership pursuant to criteria set forth in our incident response plan and related processes. We have engaged cybersecurity and information technology third-party consultants to assist in cybersecurity incident response including forensics and technical analysis.

The cybersecurity committee of our board of directors has oversight responsibility for cybersecurity risks. The CISO provides updates at least twice a year to the cybersecurity committee regarding matters related to information technology and cybersecurity risks including the state of our cybersecurity programs, emerging cybersecurity developments and threats, and our strategy to mitigate cybersecurity risk. Additionally, the full board of directors receives updates on cybersecurity risks twice a year as part of the enterprise risk management meetings.

ITEM 2. PROPERTIES

Our principal executive office is located in Galway, Ireland. As of fiscal year end 2025, we owned approximately 17 million square feet and leased approximately 11 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2025, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial
	Solutions	Solutions	Total

	(number of manufacturing facilities)
Asia–Pacific	10	16	26
EMEA	20	18	38
Americas	9	32	41
Total	39	66	105

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal proceedings and claims, including product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, trade compliance matters, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the normal course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our Consolidated Balance Sheet and to record a corresponding charge, which could be significant in amount.

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

Environmental Matters

Item 103 of Regulation S-K requires the disclosure of certain environmental matters in which a governmental authority is a party to the proceedings and when such proceedings involve the potential for monetary sanctions that we reasonably believe will exceed a specified threshold. In accordance with the SEC guidance on this item, we have chosen a reporting threshold for such proceedings of $1 million. Applying this threshold, there are no environmental matters to disclose.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our ordinary shares are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TEL.” As of November 5, 2025, there were 15,032 shareholders of record of our ordinary shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our ordinary shares against the cumulative return on the S&P 500 Index and the Dow Jones U.S. Electrical Components & Equipment Index. The graph assumes the investment of $100 in our ordinary shares and in each index at fiscal year end 2020 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future returns.

Comparison of Cumulative Five Year Total Return
Among TE Connectivity plc, S&P 500 Index, and
Dow Jones U.S. Electrical Components & Equipment Index
$300
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
TE Connectivity plc
S&P 500
Dow Jones U.S. Electrical Components & Equipment

	Fiscal Year End
	2020(1)	2021	2022	2023	2024	2025
TE Connectivity plc	$100.00	$153.36	$119.27	$135.95	$169.31	$247.03
S&P 500 Index	100.00	137.09	112.06	136.28	185.02	217.04
Dow Jones U.S. Electrical Components & Equipment Index	100.00	145.18	120.37	152.54	208.32	288.00
(1)	$100 invested on September 25, 2020 in our ordinary shares and in indexes. Indexes calculated on month-end basis.

Dividends

Following our change in place of incorporation, dividends on our ordinary shares, if any, may be declared on a quarterly basis by our board of directors, as provided by Irish law. Shareholder approval is no longer required for interim dividends. In exercising its discretion to approve such dividends, our board of directors will consider our results of operations, financial condition, cash requirements, future business prospects, statutory requirements of applicable law, contractual restrictions, restrictions imposed by Irish law, and other factors that they may deem relevant.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended September 26, 2025:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
June 28–July 25, 2025	471,167	$178.09	471,167	$1,745,026,697
July 26–August 29, 2025	853,749	204.43	853,749	1,570,495,167
August 30–September 26, 2025	858,272	211.73	858,272	1,388,770,904
Total	2,183,188	201.62	2,183,188
(1)	During the quarter ended September 26, 2025, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program originally announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 17 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

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

Discussion of our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. The “Segment Results” section also discusses fiscal 2024 compared to fiscal 2023 because of the change in our segment structure discussed below. Discussion of our financial condition and consolidated results of operations for fiscal 2024 compared to fiscal 2023 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.

The following discussion includes organic net sales growth (decline) which is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for additional information regarding this measure.

Overview

We are a global industrial technology leader creating a safer, sustainable, productive, and connected future. As a trusted innovation partner, our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, energy networks, automated factories, data centers enabling artificial intelligence, and more.

Change in Place of Incorporation

During fiscal 2024, our board of directors and shareholders approved a change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the change, TE Connectivity Ltd., our former parent entity, entered into a merger agreement with TE Connectivity plc, its then wholly-owned subsidiary and a public limited company incorporated under Irish law. Under the merger agreement, TE Connectivity Ltd. merged with and into TE Connectivity plc, which was the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. The merger was completed on September 30, 2024, thereby changing our jurisdiction of incorporation from Switzerland to Ireland. Effective for fiscal 2025, we are organized under the laws of Ireland. We have not had and do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation.

New Segment Structure

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our current strategy. We now operate through two reportable segments: Transportation Solutions and Industrial Solutions. Prior period segment results have been recast to conform to the new segment structure. See additional information regarding our segments in Notes 1 and 20 to the Consolidated Financial Statements.

Summary of Fiscal 2025 Performance

●	Our fiscal 2025 net sales increased 8.9% from fiscal 2024 due to sales growth in the Industrial Solutions segment, partially offset by sales declines in the Transportation Solutions segment. Richards Manufacturing, which was acquired in April 2025, contributed net sales of $179 million. On an organic basis, our net sales increased 6.4% in fiscal 2025 as compared to fiscal 2024.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 1.0% in fiscal 2025 due primarily to sales declines in the sensors and commercial transportation end markets.
●	Industrial Solutions—Our net sales increased 23.7% in fiscal 2025 as a result of sales growth in the digital data networks; energy; automation and connected living; and aerospace, defense, and marine end markets, partially offset by sales declines in the medical end market.
●	We paid cash dividends to shareholders of $2.72 per ordinary share in fiscal 2025. Also, in September 2025, our board of directors declared a regular quarterly cash dividend of $0.71 per ordinary share, payable on December 12, 2025, to shareholders of record on November 21, 2025.
●	Net cash provided by operating activities was $4,139 million in fiscal 2025.

Economic Conditions

Our business and operating results have been and will continue to be affected by worldwide economic conditions. The global economy has been impacted in recent years by supply chain disruptions, inflationary cost pressures, and, most recently, tariff and trade policies. We are monitoring the current environment and its potential effects on our customers and the end markets we serve.

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

We are actively monitoring developments in tariff and trade policies and the potential impacts on our business. In addition, we are using pricing actions and sourcing changes to largely mitigate the impacts of new tariffs and changes in existing tariff rates.

We continue to monitor military conflicts in certain parts of the world as well as escalating tensions in surrounding countries and associated sanctions. These did not have a significant impact on our business, financial condition, or results of operations during fiscal 2025 and 2024.

Outlook

In the first quarter of fiscal 2026, we expect our net sales to be approximately $4.5 billion as compared to $3.8 billion in the first quarter of fiscal 2025. This increase reflects sales growth in both the Industrial Solutions and Transportation Solutions segments. The Industrial Solutions segment will benefit from the acquisition of Richards Manufacturing. We expect diluted earnings per share from continuing operations to be approximately $2.33 per share in the first quarter of fiscal 2026. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $113 million and $0.02 per share, respectively, in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025 and includes the impact of currently enacted tariffs. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

As discussed above, on April 1, 2025, we acquired 100% of Richards Manufacturing, a U.S.-based producer of overhead and underground electrical and gas distribution products, for cash of approximately $2.3 billion, net of cash acquired. The acquired business has been reported as part of the energy business within our Industrial Solutions segment from the date of acquisition.

During fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition.

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

Divestitures

During fiscal 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million. Prior to divestiture, the business was reported in our Transportation Solutions segment.

See Note 3 to the Consolidated Financial Statements for additional information regarding divestitures.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2025		2024

	($ in millions)
Transportation Solutions	$9,388	54%	$9,481	60%
Industrial Solutions	7,874	46	6,364	40
Total	$17,262	100%	$15,845	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2025 versus Fiscal 2024
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Transportation Solutions	$(93)	(1.0)%	$(98)	(1.0)%	$17	$(12)
Industrial Solutions	1,510	23.7	1,116	17.6	34	360
Total	$1,417	8.9%	$1,018	6.4%	$51	$348

Net sales increased $1,417 million, or 8.9%, in fiscal 2025 as compared to fiscal 2024. The increase in net sales resulted primarily from organic net sales growth of 6.4% and the net positive impact of 2.2% from acquisitions and a divestiture. Richards Manufacturing, which was acquired on April 1, 2025, contributed net sales of $179 million in fiscal 2025. In fiscal 2025, net pricing actions positively affected organic net sales by $51 million. See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Asia–Pacific, EMEA, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 130 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2025. The percentage of net sales in fiscal 2025 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	43%
Euro	27
Chinese renminbi	20
Japanese yen	4
All others	6
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2025		2024

	($ in millions)
Asia–Pacific	$6,552	38%	$5,367	34%
EMEA	5,742	33	5,899	37
Americas	4,968	29	4,579	29
Total	$17,262	100%	$15,845	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2025 versus Fiscal 2024
	Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Asia–Pacific	$1,185	22.1%	$1,170	21.8%	$—	$15
EMEA	(157)	(2.7)	(271)	(4.6)	93	21
Americas	389	8.5	119	2.6	(42)	312
Total	$1,417	8.9%	$1,018	6.4%	$51	$348

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2025	2024	Change

	($ in millions)
Cost of sales	$11,183	$10,389	$794
As a percentage of net sales	64.8%	65.6%

Gross margin	$6,079	$5,456	$623
As a percentage of net sales	35.2%	34.4%

In fiscal 2025, gross margin increased $623 million as compared to fiscal 2024 primarily as a result of higher volume and improved manufacturing productivity.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		Fiscal
	Measure	2025	2024
Copper	Lb.	$4.25	$3.91
Gold	Troy oz.	2,560	2,027
Silver	Troy oz.	29.01	24.59
Palladium	Troy oz.	1,065	1,409

In fiscal 2025, we purchased approximately 191 million pounds of copper, 103,000 troy ounces of gold, 1.6 million troy ounces of silver, and 13,700 troy ounces of palladium. We expect to purchase approximately 185 million pounds of copper, 105,000 troy ounces of gold, 1.7 million troy ounces of silver, and 12,000 troy ounces of palladium in fiscal 2026.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2025	2024	Change

	($ in millions)
Selling, general, and administrative expenses	$1,866	$1,732	$134
As a percentage of net sales	10.8%	10.9%

Acquisition and integration costs	$47	$21	$26
Restructuring and other charges, net	126	166	(40)

Selling, General, and Administrative Expenses. In fiscal 2025, selling, general, and administrative expenses increased $134 million as compared to fiscal 2024 due primarily to increased selling expenses to support higher sales levels, higher incentive compensation costs, and incremental expenses attributable to recently acquired businesses, partially offset by savings attributable to restructuring actions and the release of reserves associated with trade compliance matters.

Acquisition and Integration Costs. In fiscal 2025, we incurred acquisition and integration costs of $47 million, of which $28 million related to the acquisition of Richards Manufacturing.

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

During fiscal 2025 and 2024, we initiated restructuring programs associated with footprint consolidation and cost structure improvements in both of our segments. We incurred net restructuring charges of $113 million and $144 million in fiscal 2025 and 2024, respectively. Annualized cost savings related to actions initiated in fiscal 2025 are expected to be approximately $80 million and are expected to be fully realized by the end of fiscal 2026. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2026, we expect total restructuring charges to be approximately $100 million and total spending, which will be funded with cash from operations, to be approximately $100 million.

During fiscal 2024, we recorded a gain on divestiture of $10 million.

During fiscal 2025 and 2024, we incurred costs of $11 million and $20 million, respectively, related to our change in place of incorporation from Switzerland to Ireland. See Note 1 to the Consolidated Financial Statements for additional information regarding the change.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2025	2024	Change

	($ in millions)
Operating income	$3,211	$2,796	$415
Operating margin	18.6%	17.6%

Operating income included the following:

	Fiscal
	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$47	$21
Charges associated with the amortization of acquisition-related fair value adjustments	10	—
	57	21
Restructuring and other charges, net	126	166
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	4
Total	$183	$191

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2025	2024	Change

	($ in millions)
Income tax expense (benefit)	$1,361	$(397)	$1,758
Effective tax rate	42.5%	(14.2)%

Income Taxes. See Note 15 to the Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate.

The OECD and participating countries continue to enact the 15% global minimum tax. The global minimum tax is a significant structural change to the international taxation framework and more than 50 countries have thus far enacted some or all elements of the tax. Ireland has implemented elements of the OECD’s global minimum tax rules, which were effective for us beginning in fiscal 2025. In January 2025, the OECD released new guidance for the global minimum tax rules which impacted the realizability of certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. We anticipate further legislative activity and administrative guidance. We continue to closely monitor the evolving global minimum tax framework and assess the implications in the jurisdictions in which we operate.

The valuation allowance for deferred tax assets was $8,821 million and $8,285 million at fiscal year end 2025 and 2024, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2025, certain subsidiaries had approximately $37.7 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market:

	Fiscal
	2025		2024		2023

	($ in millions)
Automotive	$7,052	75%	$7,039	75%	$7,038	73%
Commercial transportation	1,425	15	1,456	15	1,525	16
Sensors	911	10	986	10	1,112	11
Total	$9,388	100%	$9,481	100%	$9,675	100%

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2025 versus Fiscal 2024						Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Divestiture	Growth (Decline)		Growth (Decline)		Translation	Divestiture

	($ in millions)
Automotive	$13	0.2%	$14	0.2%	$11	$(12)	$1	0.0%	$209	2.9%	$(49)	$(159)
Commercial transportation	(31)	(2.1)	(33)	(2.3)	2	—	(69)	(4.5)	(62)	(4.1)	(7)	—
Sensors	(75)	(7.6)	(79)	(8.0)	4	—	(126)	(11.3)	(119)	(10.8)	(7)	—
Total	$(93)	(1.0)%	$(98)	(1.0)%	$17	$(12)	$(194)	(2.0)%	$28	0.3%	$(63)	$(159)

Net sales in the Transportation Solutions segment decreased $93 million, or 1.0%, in fiscal 2025 from fiscal 2024 primarily as a result of organic net sales declines of 1.0%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales were flat in fiscal 2025 with growth of 11.3% in the Asia–Pacific region largely offset by declines of 10.5% in the EMEA region and 5.0% in the Americas region. Our organic net sales growth in the Asia–Pacific region resulted from increased content per vehicle as well as vehicle production growth. In the EMEA and Americas regions, our organic net sales were impacted by a shift in platform mix consistent with consumer demand and declines in vehicle production levels compared to prior year.
●	Commercial transportation—Our organic net sales decreased 2.3% in fiscal 2025 as a result of declines in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 8.0% in fiscal 2025 due to market weakness in both transportation and industrial applications.

In the Transportation Solutions segment, net sales decreased $194 million, or 2.0%, in fiscal 2024 from fiscal 2023 due primarily to the negative impact of a divestiture of 1.6% and the negative impact of foreign currency translation of 0.7%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 2.9% in fiscal 2024 as a result of growth of 14.2% in the Asia–Pacific region, partially offset by declines of 5.1% in the Americas region and 4.3% in the EMEA region. Our organic net sales growth in the Asia–Pacific region was due to vehicle production growth as well as increased content per vehicle. In the Americas and EMEA regions, our organic net sales were impacted by slight declines in vehicle production levels compared to prior year and a shift in platform mix consistent with consumer demand.
●	Commercial transportation—Our organic net sales decreased 4.1% in fiscal 2024 as a result of declines in the EMEA and Americas regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 10.8% in fiscal 2024 due primarily to market weakness in industrial applications and our strategic exit of certain lower margin and lower growth product lines.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

				Fiscal	Fiscal
				2025	2024
	Fiscal			versus	versus
	2025	2024	2023	2024	2023

	($ in millions)
Operating income	$1,818	$1,880	$1,487	$(62)	$393
Operating margin	19.4%	19.8%	15.4%

Operating income in the Transportation Solutions segment decreased $62 million in fiscal 2025 as compared to fiscal 2024. Excluding the items below, operating income decreased in fiscal 2025 primarily as a result of net price erosion. In fiscal 2024, operating income in the Transportation Solutions segment increased $393 million from fiscal 2023. Excluding the items below, operating income increased in fiscal 2024 due primarily to improved manufacturing productivity.

	Fiscal
	2025	2024	2023

	(in millions)
Acquisition and integration costs	$—	$—	$3
Restructuring and other charges, net	75	67	211
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	3	—
Total	$75	$70	$214

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market:

	Fiscal
	2025		2024		2023

	($ in millions)
Digital data networks	$2,208	28%	$1,274	20%	$1,162	18%
Automation and connected living	2,147	27	1,994	32	2,352	37
Aerospace, defense, and marine	1,483	19	1,344	21	1,178	19
Energy	1,344	17	919	14	883	14
Medical	692	9	833	13	784	12
Total	$7,874	100%	$6,364	100%	$6,359	100%

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2025 versus Fiscal 2024						Change in Net Sales for Fiscal 2024 versus Fiscal 2023
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales			Acquisitions
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	(Divestiture)

	($ in millions)
Digital data networks	$934	73.3%	$924	72.6%	$10	$—	$112	9.6%	$118	10.2%	$(6)	$—
Automation and connected living	153	7.7	70	3.5	11	72	(358)	(15.2)	(451)	(19.1)	(8)	101
Aerospace, defense, and marine	139	10.3	127	9.5	12	—	166	14.1	181	15.4	3	(18)
Energy	425	46.2	137	15.0	—	288	36	4.1	43	4.9	(27)	20
Medical	(141)	(16.9)	(142)	(17.1)	1	—	49	6.3	51	6.5	(2)	—
Total	$1,510	23.7%	$1,116	17.6%	$34	$360	$5	0.1%	$(58)	(0.9)%	$(40)	$103

In the Industrial Solutions segment, net sales increased $1,510 million, or 23.7%, in fiscal 2025 from fiscal 2024 due primarily to organic net sales growth of 17.6% and the positive impact of 5.7% from acquisitions. Richards Manufacturing contributed net sales of $179 million in fiscal 2025. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 72.6% in fiscal 2025 due primarily to growth in AI and cloud applications.
●	Automation and connected living—Our organic net sales increased 3.5% in fiscal 2025 as a result of strength in the appliances market, partially offset by weakness in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 9.5% in fiscal 2025 due primarily to growth in the defense and the commercial aerospace markets.
●	Energy—Our organic net sales increased 15.0% in fiscal 2025 due to growth in the Americas region driven by renewable energy applications as well as growth in the EMEA and Asia–Pacific regions.
●	Medical—Our organic net sales decreased 17.1% in fiscal 2025 primarily as a result of reduced demand resulting from inventory corrections in the supply chain.

Net sales in the Industrial Solutions segment were flat in fiscal 2024 compared to fiscal 2023 as the net positive impact of 1.6% from acquisitions and a divestiture was largely offset by organic net sales declines of 0.9% and the negative impact of foreign currency translation of 0.6%. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 10.2% in fiscal 2024 due to growth in AI applications, partially offset by reduced demand resulting from inventory corrections in the supply chain in the first half of the year.

●	Automation and connected living—Our organic net sales decreased 19.1% in fiscal 2024 due to declines in factory automation applications and the appliances market.
●	Aerospace, defense, and marine—Our organic net sales increased 15.4% in fiscal 2024 due to growth in all markets.
●	Energy—Our organic net sales increased 4.9% in fiscal 2024 due to growth in the Americas and EMEA regions, partially offset by declines in the Asia–Pacific region.
●	Medical—Our organic net sales increased 6.5% in fiscal 2024 primarily as a result of growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

				Fiscal	Fiscal
				2025	2024
	Fiscal			versus	versus
	2025	2024	2023	2024	2023

	($ in millions)
Operating income	$1,393	$916	$817	$477	$99
Operating margin	17.7%	14.4%	12.8%

Operating income in the Industrial Solutions segment increased $477 million in fiscal 2025 from fiscal 2024. Excluding the items below, operating income increased in fiscal 2025 primarily as a result of higher volume and the positive impact of net pricing actions. In fiscal 2024, operating income in the Industrial Solutions segment increased $99 million from fiscal 2023. Excluding the items below, operating income increased in fiscal 2024 due primarily to the positive impact of net pricing actions.

	Fiscal
	2025	2024	2023

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$47	$21	$30
Charges associated with the amortization of acquisition-related fair value adjustments	10	—	—
	57	21	30
Restructuring and other charges, net	51	99	129
Taxes (non-income tax) recorded in selling, general, and administrative expenses	—	1	—
Total	$108	$121	$159

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

As of fiscal year end 2025, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity plc, our Irish parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2025, we had approximately $3.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity plc but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $662 million to $4,139 million in fiscal 2025 as compared to $3,477 million in fiscal 2024. The increase resulted primarily from higher pre-tax income and a reduction in income tax payments. The amount of income taxes paid, net of refunds, during fiscal 2025 and 2024 was $276 million and $475 million, respectively.

Pension contributions were $69 million in both fiscal 2025 and 2024. We expect pension contributions to be approximately $70 million in fiscal 2026, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 14 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $936 million and $680 million in fiscal 2025 and 2024, respectively. We expect fiscal 2026 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2025, we acquired Richards Manufacturing for approximately $2.3 billion, net of cash acquired. Also during fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. We acquired one business for a cash purchase price of $339 million, net of cash acquired, during fiscal 2024. See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

During fiscal 2024, we received net cash proceeds of $59 million related to the sale of one business. See Note 3 to the Consolidated Financial Statements for additional information regarding divestitures.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2025 and 2024 was $5,694 million and $4,203 million, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2025, TEGSA, our wholly-owned subsidiary, issued €500 million aggregate principal amount of 2.50% senior notes due in May 2028, $450 million aggregate principal amount of 4.50% senior notes due in February 2031, €750 million aggregate principal amount of 3.25% senior notes due in January 2033, and $450 million aggregate principal amount of 5.00% senior notes due in May 2035. The notes issued during fiscal 2025 are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of April 2029 and aggregate commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2025 or 2024.

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

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 (or temporarily 4.25 following a qualified acquisition) to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2025, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. At fiscal year end 2025, TEGSA had no commercial paper outstanding. TEGSA had $255 million of commercial paper outstanding at a weighted-average interest rate of 4.95% at fiscal year end 2024.

Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary/common share dividends to shareholders were $803 million and $760 million in fiscal 2025 and 2024, respectively. See Note 17 to the Consolidated Financial Statements for additional information regarding dividends.

In September 2025, our board of directors declared a regular quarterly cash dividend of $0.71 per ordinary share, payable on December 12, 2025, to shareholders of record on November 21, 2025.

Following our change in place of incorporation, dividends on our ordinary shares, if any, may be declared on a quarterly basis by our board of directors, as provided by Irish law. Shareholder approval is no longer required for interim dividends. In exercising its discretion to approve such dividends, our board of directors will consider our results of operations, financial condition, cash requirements, future business prospects, statutory requirements of applicable law, contractual restrictions, restrictions imposed by Irish law, and other factors that they may deem relevant.

During fiscal 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. We repurchased approximately 8 million of our ordinary shares for $1,356 million and approximately 14 million of our common shares for $1,991 million under the share repurchase program during fiscal 2025 and 2024, respectively. At fiscal year end 2025, we had $1.4 billion of availability remaining under our share repurchase authorization.

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

	Fiscal Year End
	2025	2024

	(in millions)
Balance Sheet Data:
Total current assets	$1,236	$1,164
Total noncurrent assets(1)	2,465	2,377

Total current liabilities	1,348	1,362
Total noncurrent liabilities(2)	10,033	10,738
(1)	Includes $2,444 million and $2,368 million as of fiscal year end 2025 and 2024, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $5,001 million and $7,309 million as of fiscal year end 2025 and 2024, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2025	2024

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(197)	$(271)
Net loss	(197)	(271)

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2026 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $219 million.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other material obligations at fiscal year end 2025:

	Payments Due
	In Fiscal 2026	Thereafter	Total

	(in millions)
Long-term debt:
Principal payments(1)	$852	$4,901	$5,753
Interest payments on debt(2)	182	1,068	1,250
Operating leases(3)	126	422	548
Purchase obligations(4)	973	73	1,046
Total contractual cash obligations(5)(6)(7)	$2,133	$6,464	$8,597
(1)	See Note 10 to the Consolidated Financial Statements for additional information regarding debt.

(2)	Interest payments exclude the impact of any interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2025 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 11 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $719 million and related accrued interest and penalties of $89 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute approximately $70 million to pension plans in fiscal 2026, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.
(7)	The above table does not reflect redeemable noncontrolling interests of $145 million associated with our First Sensor AG (“First Sensor”) subsidiary. Noncontrolling interest holders can elect either (1) to remain First Sensor noncontrolling interest shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding redeemable noncontrolling interests.

Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, trade compliance matters, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows.

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

Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with determinable lives primarily include customer relationships and intellectual property, consisting of patents, trademarks, and unpatented technology. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. Evaluations of the remaining useful lives of determinable-lived intangible assets are performed on a periodic basis and when events and circumstances warrant.

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2025, we had four reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2025 and determined that no impairment existed.

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

Two critical assumptions in determining pension expense and obligations are discount rates and expected long-term returns on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. Discount rates represent the market rate for high-quality fixed income investments and are used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in discount rates increases the present value of pension benefit obligations. At fiscal year end 2025, a 25-basis-point decrease in discount rates would have increased the present value of our pension obligations by $63 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $60 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rates of return on plan assets. A 50-basis-point decrease or increase in the expected long-term returns on plan assets would have increased or decreased, respectively, our fiscal 2025 pension expense by $9 million.

At fiscal year end 2025, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2025, our target asset allocation is 67% return-seeking and 33% liability-hedging.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2025 market rates would have changed the unrealized value of our contracts by $594 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2024 market rates would have changed the unrealized value of our contracts by $538 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we may use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Also, we may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. There were no such contracts and no floating debt outstanding at fiscal year end 2025 or 2024.

We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2025, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $80 million and had a notional value of $569 million. At fiscal year end 2024, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $55 million and had a notional value of $488 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2025 prices would have changed the unrealized value of our forward contracts by $65 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2024 prices would have changed the unrealized value of our forward contracts by $54 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

Consolidated Balance Sheets as of September 26, 2025 and September 27, 2024

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 26, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2025.

Richards Manufacturing Acquisition

We acquired Richards Manufacturing on April 1, 2025. For additional information regarding the acquisition, see Note 4 to the Consolidated Financial Statements.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating the Richards Manufacturing operations within our internal control structure. Accordingly, we have excluded Richards Manufacturing from our annual assessment of internal control over financial reporting as of September 26, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 26, 2025.

As discussed above, management has excluded Richards Manufacturing from the assessment of internal control over financial reporting. Richards Manufacturing represented 8% of total assets and 1% of total net sales on the Consolidated Financial Statements as of and for the fiscal year ended September 26, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 26, 2025, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 26, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended September 26, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K except the following:

●	In the quarter ended September 26, 2025, Terrence R. Curtin, Chief Executive Officer and Director, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Curtin’s plan was adopted August 20, 2025 and expires January 9, 2026, and provides for the potential sale of up to (i) 50% of the net ordinary shares that vest in December 2025 pursuant to the performance stock unit award granted to Mr. Curtin in November 2022, with such sale to occur no earlier than December 18, 2025 and (ii) potential sale of the remaining net ordinary shares that vest in December 2025 pursuant to the performance stock unit award granted to Mr. Curtin in November 2022, with such sale to occur no earlier than December 19, 2025.

●	In the quarter ended September 26, 2025, Heath A. Mitts, Chief Financial Officer and Director, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mitts’s plan was adopted August 21, 2025 and expires December 31, 2025, and provides for the potential sale of up to (i) 50% of the net ordinary shares that vest in December 2025 pursuant to the performance stock unit award granted to Mr. Mitts in November 2022, with such sale to occur no earlier than December 18, 2025 and (ii) potential sale of the remaining net ordinary shares that vest in December 2025 pursuant to the performance stock unit award granted to Mr. Mitts in November 2022, with such sale to occur no earlier than December 19, 2025.

The trading plans described above were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Appointment of Director

On November 10, 2025, our board of directors appointed Kenneth Washington as a director of the Company, and the number of directors constituting the full board was increased from 12 to 13. Mr. Washington’s appointment to the board is effective November 17, 2025. Mr. Washington was appointed to serve on the management, development, and compensation committee of the board and will receive compensation for services as a non-employee director consistent with the compensation generally provided to our other non-employee directors. There are no arrangements or understandings between the new director and any other person pursuant to which he was selected as a director, and there are no transactions involving the Company and the new director that we would be required to report pursuant to Item 404(a) of Regulation S-K.

Mr. Washington will enter into standard indemnification agreements with us and TE Connectivity Corporation, our wholly-owned subsidiary. Our form of deed of indemnification and form of indemnification agreement with TE Connectivity Corporation were filed as Exhibit 10.2 and Exhibit 10.3, respectively, to our Form 8-K filed with the SEC on September 30, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2026 Annual General Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Code of Ethics

We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading “About TE—Corporate Responsibility—Corporate Responsibility Disclosures—Ethics and Compliance.” We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, or by us, that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the NYSE. Copies of such policies and procedures can be found in Exhibits 19.1 and 19.2.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” “CEO Pay Ratio,” and “Compensation of Non-Employee Directors” in our 2026 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2025 with respect to ordinary shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	5,743,975	$128.23	21,069,449
Equity compensation plans not approved by security holders(2)	97,300	86.02	—
Total	5,841,275		21,069,449
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2024 Plan”); the TE Connectivity plc 2007 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2007 Plan”); and the TE Connectivity plc Savings Related Share Plan, amended and restated as of September 30, 2024. The 2024 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2024 Plan provides for a maximum of 19,939,500 ordinary shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. No additional grants will be made from the 2007 Plan and previously granted awards under the 2007 Plan will continue to be settled in our ordinary shares.
(2)	In connection with an acquisition in fiscal 2011, we assumed equity awards issued under plans sponsored by the acquired business and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8. Those plans have since expired, and no additional grants will be made from them. Previously granted awards under the plans will continue to be settled in our ordinary shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2024 Plan; the TE Connectivity plc Savings Related Share Plan, amended and restated as of September 30, 2024; and the TE Connectivity plc Employee Stock Purchase Plan, amended and restated as of September 30, 2024. The 2024 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2024 Plan and the TE Connectivity plc Savings Related Share Plan are increased by forfeitures and cancellations, among other factors. Amounts include 842,034 shares remaining available for issuance under our TE Connectivity plc Savings Related Share Plan and 2,522,788 shares remaining available for issuance under our TE Connectivity plc Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2026 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2026 Proxy Statement under the caption “Agenda Item No. 2—Appointment of Auditors and Authority to Set Remuneration” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
2.1		Merger Agreement between TE Connectivity Ltd. and TE Connectivity plc	Current Report on Form 8-K	2.1	March 18, 2024
2.2		Transaction Agreement, dated February 11, 2025, by and among OCM Power V AIV Holdings (Delaware), L.P., OCM Power VI AIV Holdings (Delaware), L.P., OCM Power V Relay CTB, LLC, OCM Power VI Relay CTB, LLC, Relay Holding, LLC, TE Connectivity Corporation, Stella I LLC, TE Connectivity PLC, and OCM Power V AIV Holdings (Delaware), L.P.(1)	Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2025	2.1	April 28, 2025
3.1		Memorandum and Articles of Association of TE Connectivity plc, dated September 30, 2024	Current Report on Form 8-K	3.1	September 30, 2024
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(d)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(e)		Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021	Current Report on Form 8-K	4.1	February 16, 2021

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Exhibit	Date Filed with the SEC
4.2(f)	Eighteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 4, 2022	Current Report on Form 8-K	4.1	February 4, 2022
4.2(g)	Nineteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 13, 2023	Current Report on Form 8-K	4.1	February 13, 2023
4.2(h)	Twentieth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 2, 2024	Current Report on Form 8-K	4.1	August 2, 2024
4.2(i)	Twenty First Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd., TE Connectivity plc, TE Connectivity Switzerland Ltd., and Deutsche Bank Trust Company Americas, dated September 24, 2024	Current Report on Form 8-K	4.1	September 30, 2024
4.2(j)	Amended and Restated Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 31, 2025	Current Report on Form 8-K	4.1	January 31, 2025
4.2(k)	First Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 31, 2025	Current Report on Form 8-K	4.2	January 31, 2025
4.2(l)	Second Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 6, 2025	Current Report on Form 8-K	4.1	May 6, 2025
4.2(m)	Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 9, 2025	Current Report on Form 8-K	4.1	May 9, 2025
4.2(n)	Fourth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 9, 2025	Current Report on Form 8-K	4.2	May 9, 2025

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.1		Second Amended and Restated Five-Year Senior Credit Agreement, dated April 24, 2024, by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	April 25, 2024
10.2		Assumption and Joinder Agreement, dated September 24, 2024, by TE Connectivity plc, TE Connectivity Switzerland Ltd., and Bank of America, N.A., as administrative agent under that certain Second Amended and Restated Credit Agreement, dated April 24, 2024	Current Report on Form 8-K	10.1	September 30, 2024
10.3	‡	TE Connectivity Annual Incentive Plan (as Amended and Restated)	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.3	November 12, 2024
10.4	‡	TE Connectivity plc 2007 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.7	September 30, 2024
10.5	‡	TE Connectivity plc 2010 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.9	September 30, 2024
10.6	‡	TE Connectivity plc 2024 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.5	September 30, 2024
10.7	‡	TE Connectivity plc Employee Stock Purchase Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.6	September 30, 2024
10.8	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011
10.9	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.10	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019
10.11	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.1	January 28, 2021
10.12	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.11	November 15, 2022

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.13	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2024	Current Report on Form 8-K	10.10	September 30, 2024
10.14	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.14	November 15, 2022
10.15	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2024	Current Report on Form 8-K	10.11	September 30, 2024
10.16	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2022	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.17	November 15, 2022
10.17	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2024	Current Report on Form 8-K	10.12	September 30, 2024
10.18	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (Amended and Restated as of September 30, 2024)	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.20	November 12, 2024
10.19	‡	TE Connectivity Severance Plan for U.S. Executives (Amended and Restated as of September 30, 2024)	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.21	November 12, 2024
10.20	‡*	TE Connectivity Supplemental Savings and Retirement Plan (Amended and Restated as of January 1, 2025)
10.21	‡	TE Connectivity plc Savings Related Share Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.8	September 30, 2024
10.22		Form of Deed of Indemnification for directors and executive officers of TE Connectivity plc	Current Report on Form 8-K	10.2	September 30, 2024
10.23		Form of Indemnification for directors and executive officers of TE Connectivity plc	Current Report on Form 8-K	10.3	September 30, 2024
10.24	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.26	November 12, 2024
10.25	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.28	November 12, 2024
10.26	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.29	November 12, 2024
10.27	‡	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.4	January 28, 2021

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.28	‡	Employment Agreement between Aaron Stucki and TE Connectivity Corporation dated October 1, 2020, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.31	November 12, 2024
19.1		TE Insider Trading and Communications with the Public Policy	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	19.1	November 12, 2024
19.2		TE Connectivity plc Policy Relating to Open Market Securities Repurchases and Compliance with Insider Trading Securities Laws	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	19.2	November 12, 2024
21.1	*	Subsidiaries of TE Connectivity plc
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		TE Connectivity plc Incentive-Based Compensation Recovery Policy	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	97.1	November 12, 2024
101.INS	*	Inline XBRL Instance Document(2)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File(3)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	The schedules to this agreement have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the omitted schedules to the SEC upon its request; however, we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

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

Date: November 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 10, 2025
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President,
Heath A. Mitts	Chief Financial Officer and Director	November 10, 2025
(Principal Financial Officer)

/s/ Reuben M. Shaffer	Senior Vice President and
Reuben M. Shaffer	Corporate Controller	November 10, 2025
(Principal Accounting Officer)

*	Director	November 10, 2025
Jean-Pierre Clamadieu

*	Director	November 10, 2025
Carol A. Davidson

*	Director	November 10, 2025
Lynn A. Dugle

*	Director	November 10, 2025
Sam Eldessouky

*	Director	November 10, 2025
William A. Jeffrey

*	Director	November 10, 2025
Syaru Shirley Lin

*	Director	November 10, 2025
Abhijit Y. Talwalkar

Signature	Title	Date

*	Director	November 10, 2025
Mark C. Trudeau

*	Director	November 10, 2025
Dawn C. Willoughby

*	Director	November 10, 2025
Laura H. Wright

*

John S. Jenkins, Jr., by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ John S. Jenkins, Jr.
John S. Jenkins, Jr.
Attorney-in-fact

TE CONNECTIVITY PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TE Connectivity plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity plc (formerly TE Connectivity Ltd.) and subsidiaries (the "Company") as of September 26, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 26, 2025, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 26, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $8.8 billion has been recorded to offset the Company’s gross deferred tax assets as of September 26, 2025 of $11.8 billion.

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

November 10, 2025

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TE Connectivity plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity plc and subsidiaries (the “Company”) as of September 26, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Richards Manufacturing Co., which was acquired on April 1, 2025, and whose financial statements constitute 8% of total assets and 1% of total net sales of the consolidated financial statement amounts as of and for the fiscal year ended September 26, 2025. Accordingly, our audit did not include the internal control over financial reporting at Richards Manufacturing Co.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 26, 2025, of the Company and our report dated November 10, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 10, 2025

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

	Fiscal
	2025	2024	2023

	(in millions, except per share data)
Net sales	$17,262	$15,845	$16,034
Cost of sales	11,183	10,389	10,979
Gross margin	6,079	5,456	5,055
Selling, general, and administrative expenses	1,866	1,732	1,670
Research, development, and engineering expenses	829	741	708
Acquisition and integration costs	47	21	33
Restructuring and other charges, net	126	166	340
Operating income	3,211	2,796	2,304
Interest income	83	87	60
Interest expense	(77)	(70)	(80)
Other expense, net	(13)	(16)	(16)
Income from continuing operations before income taxes	3,204	2,797	2,268
Income tax (expense) benefit	(1,361)	397	(364)
Income from continuing operations	1,843	3,194	1,904
Income (loss) from discontinued operations, net of income taxes	(1)	(1)	6
Net income	$1,842	$3,193	$1,910

Basic earnings per share:
Income from continuing operations	$6.21	$10.40	$6.04
Income (loss) from discontinued operations	—	—	0.02
Net income	6.20	10.40	6.06

Diluted earnings per share:
Income from continuing operations	$6.16	$10.34	$6.01
Income (loss) from discontinued operations	—	—	0.02
Net income	6.16	10.33	6.03

Weighted-average number of shares outstanding:
Basic	297	307	315
Diluted	299	309	317

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

	Fiscal
	2025	2024	2023

	(in millions)
Net income	$1,842	$3,193	$1,910
Other comprehensive income:
Currency translation	(46)	131	261
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	33	(37)	20
Gains on cash flow hedges, net of income taxes	21	76	65
Other comprehensive income	8	170	346
Comprehensive income	1,850	3,363	2,256
Less: comprehensive income attributable to noncontrolling interests	(7)	(7)	(9)
Comprehensive income attributable to TE Connectivity plc	$1,843	$3,356	$2,247

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED BALANCE SHEETS

As of September 26, 2025 and September 27, 2024

	Fiscal Year End
	2025	2024

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$1,255	$1,319
Accounts receivable, net of allowance for doubtful accounts of $44 and $32, respectively	3,403	3,055
Inventories	2,699	2,517
Prepaid expenses and other current assets	609	740
Total current assets	7,966	7,631
Property, plant, and equipment, net	4,312	3,903
Goodwill	7,126	5,801
Intangible assets, net	2,227	1,174
Deferred income taxes	2,507	3,497
Other assets	943	848
Total assets	$25,081	$22,854
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$852	$871
Accounts payable	2,021	1,728
Accrued and other current liabilities	2,247	2,147
Total current liabilities	5,120	4,746
Long-term debt	4,842	3,332
Long-term pension and postretirement liabilities	767	810
Deferred income taxes	198	199
Income taxes	414	411
Other liabilities	1,010	870
Total liabilities	12,351	10,368
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	145	131
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding as of September 26, 2025	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding as of September 26, 2025	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 302,889,075 shares issued and common shares, CHF 0.57 par value, 316,574,781 shares authorized and issued, respectively	3	139
Accumulated earnings	13,932	14,533
Ordinary shares and common shares held in treasury, at cost, 8,330,931 and 16,656,681 shares, respectively	(1,356)	(2,322)
Accumulated other comprehensive income	6	5
Total shareholders' equity	12,585	12,355
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$25,081	$22,854

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

			Common/				Accumulated
	Common/		Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at fiscal year end 2022	331	$146	(13)	$(1,681)	$—	$12,832	$(495)	$10,802
Net income	—	—	—	—	—	1,910	—	1,910
Other comprehensive income	—	—	—	—	—	—	337	337
Share-based compensation expense	—	—	—	—	123	—	—	123
Dividends	—	—	—	—	—	(737)	—	(737)
Exercise of share options	—	—	1	43	—	—	—	43
Restricted share award vestings and other activity	—	—	1	109	(123)	33	—	19
Repurchase of common shares	—	—	(8)	(946)	—	—	—	(946)
Cancellation of treasury shares	(9)	(4)	9	1,095	—	(1,091)	—	—
Balance at fiscal year end 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551
Net income	—	—	—	—	—	3,193	—	3,193
Other comprehensive income	—	—	—	—	—	—	163	163
Share-based compensation expense	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	—	(782)	—	(782)
Exercise of share options	—	—	1	89	—	—	—	89
Restricted share award vestings and other activity	—	—	—	213	(127)	(81)	—	5
Repurchase of common shares	—	—	(14)	(1,991)	—	—	—	(1,991)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—
Balance at fiscal year end 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355
Change in place of incorporation	—	(136)	—	—	—	136	—	—
Cancellation of treasury shares	(17)	—	17	2,322	—	(2,322)	—	—
Net income	—	—	—	—	—	1,842	—	1,842
Other comprehensive income	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	149	—	—	149
Dividends	—	—	—	—	—	(628)	—	(628)
Exercise of share options	2	—	—	—	182	—	—	182
Restricted share award vestings and other activity	2	—	—	—	(331)	371	—	40
Repurchase of ordinary shares	—	—	(8)	(1,356)	—	—	—	(1,356)
Balance at fiscal year end 2025	303	$3	(8)	$(1,356)	$—	$13,932	$6	$12,585

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

	Fiscal
	2025	2024	2023

	(in millions)
Cash flows from operating activities:
Net income	$1,842	$3,193	$1,910
(Income) loss from discontinued operations, net of income taxes	1	1	(6)
Income from continuing operations	1,843	3,194	1,904
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	838	826	794
Deferred income taxes	938	(789)	(77)
Non-cash lease cost	145	134	129
Provision for losses on accounts receivable and inventories	58	57	76
Share-based compensation expense	149	127	123
Impairment of held for sale businesses	—	—	74
Other	80	71	101
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(341)	(134)	(146)
Inventories	(160)	(30)	(45)
Prepaid expenses and other current assets	91	25	17
Accounts payable	290	159	(1)
Accrued and other current liabilities	(35)	(165)	21
Income taxes	147	(83)	17
Other	96	85	145
Net cash provided by operating activities	4,139	3,477	3,132
Cash flows from investing activities:
Capital expenditures	(936)	(680)	(732)
Proceeds from sale of property, plant, and equipment	11	16	4
Acquisition of businesses, net of cash acquired	(2,628)	(339)	(110)
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	59	48
Other	(15)	(6)	22
Net cash used in investing activities	(3,568)	(950)	(768)
Cash flows from financing activities:
Net decrease in commercial paper	(255)	(75)	(40)
Proceeds from issuance of debt	2,231	348	499
Repayment of debt	(580)	(352)	(591)
Proceeds from exercise of share options	182	89	43
Repurchase of ordinary/common shares	(1,347)	(2,062)	(945)
Payment of ordinary/common share dividends to shareholders	(803)	(760)	(725)
Other	(57)	(57)	(34)
Net cash used in financing activities	(629)	(2,869)	(1,793)
Effect of currency translation on cash	(6)	—	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	(64)	(342)	573
Cash, cash equivalents, and restricted cash at beginning of fiscal year	1,319	1,661	1,088
Cash, cash equivalents, and restricted cash at end of fiscal year	$1,255	$1,319	$1,661

Supplemental cash flow information:
Interest paid on debt, net	$34	$64	$75
Income taxes paid, net of refunds	276	475	425

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Consolidated Financial Statements reflect the consolidated operations of TE Connectivity plc and its subsidiaries and have been prepared in United States (“U.S.”) dollars in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Description of the Business

TE Connectivity plc (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global industrial technology leader creating a safer, sustainable, productive, and connected future. As a trusted innovation partner, our broad range of connectivity and sensor solutions enable the distribution of power, signal, and data to advance next-generation transportation, energy networks, automated factories, data centers enabling artificial intelligence, and more.

We operate through two reportable segments:

●	Transportation Solutions—The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.
●	Industrial Solutions—The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the digital data networks; automation and connected living; aerospace, defense, and marine; energy; and medical markets.

See Note 20 for additional information regarding our segments and new segment structure.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2025, 2024, and 2023 ended on September 26, 2025, September 27, 2024, and September 29, 2023, respectively. Fiscal 2025, 2024, and 2023 were each 52 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks, with the next occurrence taking place in fiscal 2028.

Change in Place of Incorporation

During fiscal 2024, our board of directors and shareholders approved a change in our jurisdiction of incorporation from Switzerland to Ireland. In connection with the change, TE Connectivity Ltd., our former parent entity, entered into a merger agreement with TE Connectivity plc, its then wholly-owned subsidiary and a public limited company incorporated under Irish law. Under the merger agreement, TE Connectivity Ltd. merged with and into TE Connectivity plc, which was the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. The merger was completed on September 30, 2024, thereby changing our jurisdiction of incorporation from Switzerland to Ireland. Shareholders received one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Effective for fiscal 2025, we are organized under the laws of Ireland. We have not had and do not anticipate any material changes in our operations or financial results as a result of the merger and change in place of incorporation.

TE CONNECTIVITY PLC

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

Our standard terms of sale generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. In certain instances, we may sell products to customers under terms other than our standard terms. We do not account for warranties as separate performance obligations. Amounts accrued for warranty claims were $28 million and $34 million at fiscal year end 2025 and 2024, respectively.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with determinable lives primarily include customer relationships and intellectual property, consisting of patents, trademarks, and unpatented technology. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. Evaluations of the remaining useful lives of determinable-lived intangible assets are performed on a periodic basis and when events and circumstances warrant.

At fiscal year end 2025, we had four reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2025, 2024, and 2023 were $699 million, $621 million, and $593 million, respectively.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We account for derivative financial instrument contracts on the Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments’ fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts excluded from the hedging relationship are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized currently in earnings. Changes in the fair value of instruments designated as hedges of net investment are recorded in currency translation, a component of accumulated other comprehensive income (loss).

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term S&P, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2025, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the basic weighted-average number of ordinary shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding adjusted for the potentially dilutive impact of share-based compensation arrangements.

Leases

We account for leases in accordance with ASC 842, Leases. We have facility, land, vehicle, and equipment leases that expire at various dates. We determine if a contract qualifies as a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the identified asset and the right to direct the use of the identified asset.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to simplify accounting for internal-use software costs. The update will allow for capitalization of costs when management authorizes and commits to funding a project and it is probable that the project will be completed and the software will be used as intended. The amendments are effective for us in fiscal 2029; however, early adoption is permitted. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures about the nature of expenses in commonly presented financial statement captions. The amendments are effective for our fiscal 2028 Annual Report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied either prospectively or retrospectively to all periods presented in the financial statements. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued its final climate disclosure rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require all registrants to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things, material climate-related risks, activities to mitigate or adapt to such risks, governance and oversight of such risks, material climate targets and goals, and Scope 1 and/or Scope 2 greenhouse gas emissions, on a phased-in basis, when those emissions are material. In addition, the final rules require certain disclosures in the notes to the financial statements, including the effects of severe weather events and other natural conditions. The rules are effective for us on a phased-in timeline starting in fiscal 2026; however, in April 2024, the SEC issued an order to voluntarily stay its final climate rules. We continue to monitor developments pertaining to the rules and any potential impacts on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures related primarily to the rate reconciliation and income taxes paid information. The amendments are effective for us in fiscal 2026. We are currently assessing the impact that adoption will have on our Consolidated Financial Statements.

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. We adopted this update, on a retrospective basis, for our fiscal 2025 Annual Report. Adoption did not have a material impact on our Consolidated Financial Statements. See Note 20 for additional information regarding our reportable segments.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2025	2024	2023

	(in millions)
Restructuring charges, net	$113	$144	$260
(Gain) loss on divestitures and impairment of held for sale business, net	(1)	(10)	77
Costs related to change in place of incorporation	11	20	—
Other charges, net	3	12	3
Restructuring and other charges, net	$126	$166	$340

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Transportation Solutions	$69	$62	$145
Industrial Solutions	44	82	115
Restructuring charges, net	$113	$144	$260

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning					Currency	End
	of Fiscal		Changes in	Cash	Non-Cash	Translation	of Fiscal
	Year	Charges	Estimate	Payments	Items	and Other	Year

	(in millions)
Fiscal 2025 Activity:
Fiscal 2025 Actions:
Employee severance	$—	$93	$—	$(24)	$—	$6	$75
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	96	—	(24)	(3)	6	75
Fiscal 2024 Actions:
Employee severance	72	2	(4)	(42)	—	—	28
Property, plant, and equipment	—	1	2	—	(3)	—	—
Total	72	3	(2)	(42)	(3)	—	28
Fiscal 2023 Actions:
Employee severance	116	2	(25)	(52)	—	(1)	40
Facility and other exit costs	—	2	—	(4)	—	2	—
Total	116	4	(25)	(56)	—	1	40
Pre-Fiscal 2023 Actions:
Employee severance	70	9	26	(73)	—	(2)	30
Facility and other exit costs	15	6	(4)	(12)	—	(1)	4
Total	85	15	22	(85)	—	(3)	34
Total fiscal 2025 activity	$273	$118	$(5)	$(207)	$(6)	$4	$177
Fiscal 2024 Activity:
Fiscal 2024 Actions:
Employee severance	$—	$79	$—	$(9)	$—	$2	$72
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	—	86	—	(9)	(7)	2	72
Fiscal 2023 Actions:
Employee severance	187	18	(16)	(79)	—	6	116
Facility and other exit costs	2	7	—	(9)	—	—	—
Property, plant, and equipment	—	13	—	—	(13)	—	—
Total	189	38	(16)	(88)	(13)	6	116
Pre-Fiscal 2023 Actions:
Employee severance	127	16	(4)	(74)	—	5	70
Facility and other exit costs	4	18	10	(17)	—	—	15
Property, plant, and equipment	—	(2)	(2)	—	4	—	—
Total	131	32	4	(91)	4	5	85
Total fiscal 2024 activity	$320	$156	$(12)	$(188)	$(16)	$13	$273
Fiscal 2023 Activity:
Fiscal 2023 Actions:
Employee severance	$—	$238	$—	$(50)	$—	$(1)	$187
Facility and other exit costs	—	3	—	(1)	—	—	2
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	—	247	—	(51)	(6)	(1)	189
Pre-Fiscal 2023 Actions:
Employee severance	220	13	(8)	(110)	—	12	127
Facility and other exit costs	8	7	6	(17)	—	—	4
Property, plant, and equipment	—	3	(8)	—	5	—	—
Total	228	23	(10)	(127)	5	12	131
Total fiscal 2023 activity	$228	$270	$(10)	$(178)	$(1)	$11	$320

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. In connection with this program, we recorded restructuring charges of $96 million during fiscal 2025. We expect to complete all restructuring actions commenced during fiscal 2025 by the end of fiscal 2032 and to incur additional charges of approximately $13 million related primarily to facility exit costs in the Industrial Solutions segment.

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of the organization. In connection with this program, during fiscal 2025 and 2024, we recorded net restructuring charges of $1 million and $86 million, respectively. We expect additional charges related to fiscal 2024 actions will be insignificant.

Fiscal 2023 Actions

During fiscal 2023, we initiated a restructuring program associated with cost structure improvements across our segments. In connection with this program, during fiscal 2025, 2024, and 2023, we recorded net restructuring credits of $21 million, charges of $22 million, and charges of $247 million, respectively. We expect that any additional charges related to fiscal 2023 actions will be insignificant. Credits in fiscal 2025 are primarily administrative adjustments to multi-wave actions that spanned the fiscal 2023 and pre-fiscal 2023 periods.

The following table summarizes cumulative charges incurred for the fiscal 2023 program by segment as of fiscal year end 2025:

Cumulative
Charges
Incurred
(in millions)
Transportation Solutions	$122
Industrial Solutions	126
Total	$248

Pre-Fiscal 2023 Actions

During fiscal 2025, 2024, and 2023, we recorded net restructuring charges of $37 million, $36 million, and $13 million, respectively, related to pre-fiscal 2023 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2023 will be insignificant. Charges in fiscal 2025 are primarily administrative adjustments to multi-wave actions that spanned the fiscal 2023 and pre-fiscal 2023 periods.

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2025	2024

	(in millions)
Accrued and other current liabilities	$163	$233
Other liabilities	14	40
Restructuring reserves	$177	$273

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Divestitures

During fiscal 2024, we sold one business for net cash proceeds of $59 million. In connection with the divestiture, we recorded a pre-tax gain on sale of $10 million. Additionally, during fiscal 2023, we recorded a pre-tax impairment charge of $68 million when the business was reclassified to held for sale. Prior to divestiture, the business was reported in our Transportation Solutions segment.

We sold three businesses for net cash proceeds of $48 million during fiscal 2023. In connection with the divestitures, we recorded pre-tax impairment charges and a net pre-tax loss on sales, which totaled to a net charge of $9 million. Prior to divestiture, the businesses were reported in our Industrial Solutions segment.

Change in Place of Incorporation

During fiscal 2025 and 2024, we incurred costs of $11 million and $20 million, respectively, related to our change in place of incorporation from Switzerland to Ireland. See Note 1 for additional information regarding the change.

4. Acquisitions

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

The Richards Manufacturing acquisition was accounted for under the provisions of ASC 805, Business Combinations. We have preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We are in the process of completing the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. The amount of these potential adjustments could be significant. We expect to complete the purchase price allocation during the third quarter of fiscal 2026.

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$41
Accounts receivable	47
Inventories	165
Other current assets	6
Property, plant, and equipment	62
Goodwill	1,028
Intangible assets	1,120
Other noncurrent assets	4
Total assets acquired	2,473
Accounts payable	18
Other current liabilities	14
Deferred income taxes	87
Other noncurrent liabilities	6
Total liabilities assumed	125
Net assets acquired	2,348
Cash and cash equivalents acquired	(41)
Net cash paid	$2,307

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill of $1,028 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Industrial Solutions segment and approximately $600 million is deductible primarily for U.S. tax purposes through fiscal 2040.

During fiscal 2025, Richards Manufacturing contributed net sales of $179 million and operating income of $5 million to our Consolidated Statement of Operations. The operating income included acquisition costs of $25 million, charges of $7 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories, and integration costs of $3 million.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects our consolidated results of operations had the Richards Manufacturing acquisition occurred at the beginning of fiscal 2024:

	Fiscal
	2025	2024

	(in millions, except
	per share data)
Net sales	$17,444	$16,193
Net income	1,844	3,155
Diluted earnings per share	$6.17	$10.21

The pro forma financial information is based on our preliminary allocation of the purchase price and therefore subject to adjustment upon finalizing the purchase price allocation. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

Pro forma results for fiscal 2025 were adjusted to exclude $19 million of acquisition costs. Pro forma results for fiscal 2025 were also adjusted to include $39 million of interest expense based on pro forma changes in our capital structure and $17 million of charges related to the amortization of the fair value of acquired intangible assets.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma results for fiscal 2024 were adjusted to include $56 million of interest expense based on pro forma changes in our capital structure, $34 million of charges related to the amortization of the fair value of acquired intangible assets, $19 million of acquisition costs, and $8 million of charges related to the fair value adjustment to acquisition-date inventories.

Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Richards Manufacturing acquisition occurred at the beginning of fiscal 2024.

Other Acquisitions

We acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired, during fiscal 2025. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition. Our valuation of identifiable intangible assets, assets acquired, and liabilities assumed is currently in process; therefore, the current allocation is subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant.

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

5. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2025	2024

	(in millions)
Raw materials	$420	$328
Work in progress	1,078	1,063
Finished goods	1,201	1,126
Inventories	$2,699	$2,517

6. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2025	2024

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$138	$120
Buildings and improvements	1,692	1,571
Machinery and equipment	9,445	8,931
Construction in process	814	659
	12,089	11,281
Accumulated depreciation	(7,777)	(7,378)
Property, plant, and equipment, net	$4,312	$3,903

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense was $648 million, $660 million, and $607 million in fiscal 2025, 2024, and 2023, respectively.

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2023(2)	$1,543	$3,920	$5,463
Acquisition	—	180	180
Currency translation and other	41	117	158
Balance at fiscal year end 2024(2)	1,584	4,217	5,801
Acquisitions and purchase accounting adjustments	—	1,227	1,227
Currency translation	25	73	98
Balance at fiscal year end 2025(2)	$1,609	$5,517	$7,126
(1)	In connection with the reorganization of our segments, goodwill was reallocated to reporting units using a relative fair value approach. See Notes 1 and 20 for additional information regarding our new segment structure.
(2)	At fiscal year end 2025, 2024, and 2023, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

During fiscal 2025, we completed the acquisition of Richards Manufacturing and recognized $1,028 million of goodwill which benefits the Industrial Solutions segment. During fiscal 2025 and 2024, we recognized goodwill of $199 million and $180 million, respectively, in the Industrial Solutions segment in connection with other acquisitions. See Note 4 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2025 and determined that no impairment existed.

8. Intangible Assets, Net

Net intangible assets consisted of the following:

	Fiscal Year End
	2025			2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$3,033	$(1,118)	$1,915	$1,901	$(948)	$953
Intellectual property	727	(430)	297	686	(481)	205
Other	23	(8)	15	23	(7)	16
Total	$3,783	$(1,556)	$2,227	$2,610	$(1,436)	$1,174

During fiscal 2025, the gross carrying amount of intangible assets increased by $1,120 million as a result of the acquisition of Richards Manufacturing. Intangible asset amortization expense was $190 million, $166 million, and $187 million for fiscal 2025, 2024, and 2023, respectively.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2025, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2026	$227
Fiscal 2027	209
Fiscal 2028	172
Fiscal 2029	167
Fiscal 2030	157
Thereafter	1,295
Total	$2,227

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2025	2024

	(in millions)
Accrued payroll and employee benefits	$787	$657
Dividends payable to shareholders	209	390
Restructuring reserves	163	233
Income taxes payable	153	113
Lease liability	126	128
Deferred revenue	115	58
Interest payable	62	27
Other	632	541
Accrued and other current liabilities	$2,247	$2,147

10. Debt

Debt was as follows:

	Fiscal Year End
	2025	2024

	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 4.95% at fiscal year end 2024	$—	$255
0.00% euro-denominated senior notes due 2025	—	615
4.50% senior notes due 2026	500	500
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
2.50% euro-denominated senior notes due 2028	585	—
0.00% euro-denominated senior notes due 2029	643	615
4.625% senior notes due 2030	350	350
4.50% senior notes due 2031	450	—
2.50% senior notes due 2032	600	600
3.25% euro-denominated senior notes due 2033	877	—
5.00% senior notes due 2035	450	—
7.125% senior notes due 2037	477	477
Other	71	76
	5,753	4,238
Unamortized discounts, premiums, and debt issuance costs, net	(59)	(35)
Total debt	$5,694	$4,203

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal 2025, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €500 million aggregate principal amount of 2.50% senior notes due in May 2028, $450 million aggregate principal amount of 4.50% senior notes due in February 2031, €750 million aggregate principal amount of 3.25% senior notes due in January 2033, and $450 million aggregate principal amount of 5.00% senior notes due in May 2035. The notes issued during fiscal 2025 are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of April 2029 and aggregate commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2025 or 2024.

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

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 (or temporarily 4.25 following a qualified acquisition) to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants.

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

At fiscal year end 2025, principal payments required for debt were as follows:

(in millions)
Fiscal 2026	$852
Fiscal 2027	402
Fiscal 2028	585
Fiscal 2029	643
Fiscal 2030	350
Thereafter	2,921
Total	$5,753

The fair value of our debt, based on indicative valuations, was approximately $5,725 million and $4,190 million at fiscal year end 2025 and 2024, respectively.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Leases

The components of lease cost were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Operating lease cost	$145	$134	$129
Variable lease cost	57	53	55
Total lease cost	$202	$187	$184

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2025	2024

	($ in millions)
Operating lease ROU assets:
Other assets	$479	$433
Operating lease liabilities:
Accrued and other current liabilities	$126	$128
Other liabilities	365	313
Total operating lease liabilities	$491	$441

Weighted-average remaining lease term (in years)	5.7	5.5
Weighted-average discount rate	3.4%	3.4%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$148	$141	$127

ROU assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	183	180	106
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

At fiscal year end 2025, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2026	$126
Fiscal 2027	107
Fiscal 2028	86
Fiscal 2029	62
Fiscal 2030	50
Thereafter	117
Total lease payments	548
Less: interest	(57)
Present value of lease liabilities	$491

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, trade compliance matters, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2025, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $44 million, and we accrued $23 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $219 million.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. Outstanding payment obligations under our supply chain finance program are included in accounts payable on our Consolidated Balance Sheets. The changes in our payment obligations were as follows:

Fiscal
2025
(in millions)
Balance at beginning of fiscal year	$105
Invoices confirmed during the fiscal year	514
Invoices paid during the fiscal year	(458)
Balance at end of fiscal year	$161

13. Financial Instruments and Fair Value Measurements

We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,212 million and $2,417 million at fiscal year end 2025 and 2024, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,671 million and $5,367 million at fiscal year end 2025 and 2024, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.0% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2029, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2025	2024

	(in millions)
Prepaid expenses and other current assets	$11	$31
Other assets	23	11
Accrued and other current liabilities	97	51
Other liabilities	193	99

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Foreign currency exchange losses on intercompany loans and external borrowings(1)	$(163)	$(112)	$(162)
Losses on cross-currency swap contracts designated as hedges of net investment(1)	(89)	(194)	(29)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we may use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Also, we may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

commodities used in production. These contracts had an aggregate notional value of $569 million and $488 million at fiscal year end 2025 and 2024, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2025	2024

	(in millions)
Prepaid expenses and other current assets	$73	$52
Other assets	7	4
Accrued and other current liabilities	—	1

The impacts of our commodity swap contracts were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Gains recorded in other comprehensive income (loss)	$78	$102	$31
Gains (losses) reclassified from accumulated other comprehensive income (loss) into cost of sales	54	19	(39)

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2025 and 2024.

14. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2025	2024	2023	2025	2024	2023

	($ in millions)
Operating expense:
Service cost	$31	$28	$29	$7	$7	$9
Other (income) expense:
Interest cost	61	63	60	33	39	38
Expected returns on plan assets	(58)	(53)	(48)	(45)	(38)	(38)
Amortization of net actuarial loss	6	5	6	4	4	4
Amortization of prior service credit	(4)	(4)	(4)	—	—	—
Settlement and curtailment losses (gains) and other	5	(1)	(2)	—	—	—
Net periodic pension benefit cost (credit)	$41	$38	$41	$(1)	$12	$13
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	3.59%	4.13%	3.80%	4.94%	6.04%	5.53%
Expected returns on plan assets	4.96%	5.08%	4.61%	7.69%	7.10%	6.60%
Rates of compensation increases	2.59%	2.68%	2.62%	—%	—%	—%

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2025	2024	2025	2024

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,778	$1,509	$700	$674
Service cost	31	28	7	7
Interest cost	61	63	33	39
Actuarial (gains) losses	(91)	112	(5)	57
Benefits and administrative expenses paid	(79)	(75)	(64)	(77)
Settlements and curtailments	(30)	(15)	—	—
Currency translation	36	106	—	—
Other	6	50	—	—
Benefit obligation at end of fiscal year	1,712	1,778	671	700

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,217	1,007	607	566
Actual returns on plan assets	7	124	41	94
Employer contributions	51	45	18	24
Benefits and administrative expenses paid	(79)	(75)	(64)	(77)
Settlements	(28)	(15)	—	—
Currency translation	3	82	—	—
Other	1	49	—	—
Fair value of plan assets at end of fiscal year	1,172	1,217	602	607
Funded status	$(540)	$(561)	$(69)	$(93)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$191	$182	$—	$—
Accrued and other current liabilities	(40)	(34)	(1)	(2)
Long-term pension and postretirement liabilities	(691)	(709)	(68)	(91)
Net amount recognized	$(540)	$(561)	$(69)	$(93)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(154)	$(204)	$(132)	$(137)
Prior service (cost) credit	(2)	5	—	—
Total	$(156)	$(199)	$(132)	$(137)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	4.06%	3.59%	5.29%	4.94%
Rates of compensation increases	2.61%	2.59%	—%	—%

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2025	2024	2025	2024

	(in millions)
Current year net actuarial gain (loss) recorded in accumulated other comprehensive income (loss)	$41	$(55)	$1	$(1)
Amortization of net actuarial loss	9	5	4	4
Current year prior service cost recorded in accumulated other comprehensive income (loss)	(2)	—	—	—
Amortization of prior service credit	(5)	(4)	—	—
	$43	$(54)	$5	$3

In fiscal 2025, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates and favorable asset performance for our U.S. defined benefit pension plans, partially offset by unfavorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2024. In fiscal 2024, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) were primarily the result of lower discount rates, partially offset by favorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2023.

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

At fiscal year end 2025, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2025, our target asset allocation is 67% return-seeking and 33% liability-hedging.

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2025	2024	Target	2025	2024
Asset category:
Equity securities	28%	36%	40%	67%	52%	54%
Fixed income	44	37	36	33	48	46
Other	28	27	24	—	—	—
Total	100%	100%	100%	100%	100%	100%

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our ordinary shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our ordinary shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of approximately $55 million and $15 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2026. We may also make voluntary contributions at our discretion.

At fiscal year end 2025, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2026	$103	$61
Fiscal 2027	101	60
Fiscal 2028	104	60
Fiscal 2029	110	58
Fiscal 2030	115	57
Fiscal 2031-2035	589	261

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2025	2024	2025	2024

	(in millions)
Accumulated benefit obligation	$1,643	$1,700	$671	$700
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	742	743	671	700
Fair value of plan assets	50	50	602	607
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	856	856	671	700
Fair value of plan assets	123	113	602	607

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2025
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$257	$—	$257	$—	$182	$—	$182
Fixed income:
Commingled fixed income funds(2)	—	648	—	648	—	257	—	257
Other(3)	—	180	—	180	—	31	—	31
Subtotal	$—	$1,085	$—	1,085	$—	$470	$—	470
Items to reconcile to fair value of plan assets(4)				87				132
Fair value of plan assets				$1,172				$602

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year End 2024
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$205	$—	$205	$—	$184	$—	$184
Fixed income:
Commingled fixed income funds(2)	—	711	—	711	—	275	—	275
Other(3)	—	181	—	181	—	2	—	2
Subtotal	$—	$1,097	$—	1,097	$—	$461	$—	461
Items to reconcile to fair value of plan assets(4)				120				146
Fair value of plan assets				$1,217				$607
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Commingled fixed income funds are pooled investments in multiple fixed income-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(3)	Other investments are composed of insurance contracts, derivatives, short-term investments, and structured products such as collateralized obligations and mortgage- and asset-backed securities. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2).
(4)	Items to reconcile to fair value of plan assets include certain investments containing no significant redemption restrictions that were measured at net asset value (“NAV”) using the NAV practical expedient available in ASC 820 and amounts receivable or payable for unsettled transactions and cash balances, both of which are considered to be carried at book value.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $53 million, $57 million, and $56 million for fiscal 2025, 2024, and 2023, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record-keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2025 and 2024, total deferred compensation liabilities were $310 million and $285 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $10 million and $11 million at fiscal year end 2025 and 2024, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2025, 2024, and 2023 was not significant.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Income Taxes

Income Tax Expense (Benefit)

Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Current income tax expense:
U.S. Federal	$22	$23	$23
U.S. State	6	4	—
Non-U.S.	395	365	418
	423	392	441
Deferred income tax expense (benefit):
U.S. Federal	47	(49)	(90)
U.S. State	5	3	(6)
Non-U.S.	886	(743)	19
	938	(789)	(77)
Income tax expense (benefit)	$1,361	$(397)	$364

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
U.S.	$(70)	$(96)	$(137)
Non-U.S.	3,274	2,893	2,405
Income from continuing operations before income taxes	$3,204	$2,797	$2,268

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$673	$587	$476
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax expense (benefit), net	9	6	(5)
Tax law changes	—	(260)	(1)
Tax credits	(24)	(982)	(13)
Non-U.S. net (earnings) loss(2)	40	(15)	(58)
Change in accrued income tax liabilities	38	160	47
Valuation allowance	617	328	(47)
Legal entity restructurings and intercompany transactions	2	(234)	(1)
Divestitures	(1)	—	(17)
Excess tax benefits from share-based payments	(22)	(8)	(6)
Other	29	21	(11)
Income tax expense (benefit)	$1,361	$(397)	$364
(1)	The U.S. federal statutory rate was 21% for fiscal 2025, 2024, and 2023.
(2)	Excludes items which are separately presented.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax expense for fiscal 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. See “Global Minimum Tax” below for additional information regarding the impact of guidance issued by the Organisation for Economic Co-operation and Development (“OECD”) in January 2025 on the ten-year tax credit obtained by a Swiss subsidiary. In addition, the income tax expense for fiscal 2025 included $44 million of income tax expense related to an increase in the valuation allowance for certain U.S. tax loss and credit carryforwards.

The income tax benefit for fiscal 2024 included a $636 million net income tax benefit associated with the $972 million ten-year tax credit obtained by a Swiss subsidiary discussed above, reduced by a $336 million valuation allowance related to the amount of the tax credit that was not expected to be realized. In addition, the income tax benefit for fiscal 2024 included a $262 million income tax benefit related to the revaluation of deferred tax assets as a result of a corporate tax rate increase in Switzerland, as well as a $118 million income tax benefit associated with the tax impacts of a legal entity restructuring with related costs of $4 million recorded in selling, general, and administrative expenses for other non-income taxes.

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

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2025	2024

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$461	$417
Tax loss, credit, and other tax attribute carryforwards	9,638	10,075
Inventories	61	81
Intangible assets	883	884
Pension and postretirement benefits	57	84
Deferred revenue	5	10
Interest	562	524
Lease liabilities	92	85
Other	4	3
Gross deferred tax assets	11,763	12,163
Valuation allowance	(8,821)	(8,285)
Deferred tax assets, net of valuation allowance	2,942	3,878

Deferred tax liabilities:
Property, plant, and equipment	(108)	(93)
Write-down of investments in subsidiaries	(231)	(244)
Lease ROU assets	(90)	(84)
Other	(204)	(159)
Total deferred tax liabilities	(633)	(580)

Net deferred tax assets	$2,309	$3,298

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our tax loss, credit, and other tax attribute carryforwards (tax effected) at fiscal year end 2025 were as follows:

	Expiration Period
		Fiscal 2031
	Through	Through	No
	Fiscal 2030	Fiscal 2045	Expiration	Total

	(in millions)
U.S. Federal:
Net operating loss	$138	$203	$58	$399
Tax credit	46	109	—	155
U.S. State:
Net operating loss	14	13	6	33
Tax credit	2	1	6	9
Non-U.S.:
Net operating loss	47	6,428	1,281	7,756
Tax credit	1	1,033	1	1,035
Notional interest deduction	—	—	159	159
Capital loss	—	2	90	92
Total tax loss, credit, and other tax attribute carryforwards	$248	$7,789	$1,601	$9,638

The valuation allowance for deferred tax assets of $8,821 million and $8,285 million at fiscal year end 2025 and 2024, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, credit, and other tax attribute carryforwards in various jurisdictions. During fiscal 2025, the valuation allowance increased primarily, as discussed above, by $574 million related to the portion of a tax credit obtained by a Swiss subsidiary in fiscal 2024 not expected to be realized as a result of new guidance issued by the OECD in January 2025. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Irish or non-Irish income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2025, certain subsidiaries had approximately $37.7 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2025, we had approximately $3.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity plc, our Irish parent company, but we consider to be permanently reinvested. We estimate that an immaterial amount of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2025	2024	2023

	(in millions)
Balance at beginning of fiscal year	$652	$454	$287
Additions for tax positions related to prior years	6	8	78
Reductions for tax positions related to prior years	(18)	(4)	(1)
Additions for tax positions related to the current year	97	214	107
Settlements	(2)	(5)	(2)
Reductions due to lapse of applicable statutes of limitations	(16)	(15)	(15)
Balance at end of fiscal year	$719	$652	$454

The total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate were $533 million, $485 million, and $327 million at fiscal year end 2025, 2024, and 2023, respectively.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2025 and 2024, we had $89 million and $80 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2025, 2024, and 2023, we recognized income tax expense of $9 million, $15 million, and $11 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of fiscal year end 2025, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2020 through 2025
China	2015 through 2025
Czech Republic	2017 through 2025
France	2018 through 2025
Germany	2015 through 2025
Hong Kong	2019 through 2025
India	2012 through 2025
Ireland	2020 through 2025
Italy	2020 through 2025
Japan	2019 through 2025
Luxembourg	2020 through 2025
Mexico	2020 through 2025
Morocco	2022 through 2025
Singapore	2020 through 2025
South Korea	2019 through 2025
Spain	2021 through 2025
Switzerland	2021 through 2025
Thailand	2023 through 2025
United Kingdom	2023 through 2025
U.S.—federal	2022 through 2025

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

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2025.

Other Income Tax Matters

Global Minimum Tax

The OECD and participating countries continue to enact the 15% global minimum tax. The global minimum tax is a significant structural change to the international taxation framework and more than 50 countries have thus far enacted some or all elements of the tax. Ireland has implemented elements of the OECD’s global minimum tax rules, which were effective for us beginning in fiscal 2025.

In January 2025, the OECD released new guidance for the global minimum tax rules which impacted the realizability of certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. The January 2025 OECD guidance was enacted into law in Switzerland and as a result, as discussed above, during fiscal 2025, we recorded income tax expense of $574 million related to a net increase in the valuation allowance for deferred tax assets representing the amount of the Swiss subsidiary’s tax credits not expected to be realized.

We anticipate further legislative activity and administrative guidance. We continue to closely monitor the evolving global minimum tax framework and assess the implications in the jurisdictions in which we operate.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

One Big Beautiful Bill Act (“OBBBA”)

On July 4, 2025, the OBBBA was enacted. The OBBBA includes significant changes to U.S. tax law, including modifications to international tax provisions, making bonus depreciation permanent, enabling domestic research cost expensing, and adjusting the business interest expense limitation. We do not believe the implications of the OBBBA will have a material impact on our Consolidated Financial Statements.

16. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Basic	297	307	315
Dilutive impact of share-based compensation arrangements	2	2	2
Diluted	299	309	317

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our shares and inclusion would be antidilutive:

	Fiscal
	2025	2024	2023

	(in millions)
Antidilutive share options	1	1	1

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

Our articles of association authorize our board of directors to allot and issue shares up to the maximum of our authorized but unissued share capital for a period of five years from September 30, 2024. This authorization will need to be renewed by shareholder resolution upon its expiration and at periodic intervals thereafter.

The authorized but unissued share capital may be increased or reduced by way of an ordinary resolution of shareholders. The shares comprising the authorized share capital may be divided into shares of such par value as the resolution shall prescribe.

Ordinary Shares Held in Treasury

At fiscal year end 2025, approximately 8 million ordinary shares were held in treasury. At fiscal year end 2024, approximately 17 million common shares were held in treasury, all of which were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All treasury shares held as of September 27, 2024 were cancelled at the beginning of fiscal 2025 following our change in place of incorporation. See Note 1 for additional information regarding our change in place of incorporation.

In fiscal 2024 and 2023, our shareholders approved the cancellation of six million and eight and a half million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period, filing with the commercial register in Switzerland, and other requirements.

Authorized Share Capital

In connection with our merger and change in place of incorporation, we converted 25,000 ordinary shares to ordinary class A shares and issued certain preferred shares to facilitate the merger. The ordinary class A shares and preferred shares were re-acquired and cancelled following the merger. No preferred shares and no ordinary class A shares were outstanding at September 26, 2025.

Our authorized share capital consisted of 1,500,000,000 ordinary shares with a par value of $0.01 per share, two preferred shares with a par value of $1.00 per share, and 25,000 ordinary class A shares with a par value of €1.00 per share as of September 26, 2025. The authorized share capital includes 25,000 ordinary class A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies.

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

As an Irish company, dividends are made from accumulated realized profits as defined under Irish company law. As of fiscal year end 2025, Irish accumulated realized profits were approximately $47 billion.

Dividends

We paid cash dividends to shareholders of $2.72, $2.48, and $2.30 per ordinary/common share in fiscal 2025, 2024, and 2023, respectively.

Following our change in place of incorporation, dividends on our ordinary shares, if any, may be declared on a quarterly basis by our board of directors, as provided by Irish law. Shareholder approval is no longer required for interim dividends.

In September 2025, our board of directors declared a regular quarterly cash dividend of $0.71 per ordinary share, payable on December 12, 2025, to shareholders of record on November 21, 2025. At fiscal year end 2025 and 2024, dividends payable to shareholders of $209 million and $390 million, respectively, were recorded in accrued and other current liabilities on the Consolidated Balance Sheets.

Share Repurchase Program

In fiscal 2025, our board of directors authorized an increase of $2.5 billion in our share repurchase program. Shares repurchased under the share repurchase program were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Number of ordinary/common shares repurchased	8	14	8
Repurchase value	$1,356	$1,991	$946

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2025, we had $1.4 billion of availability remaining under our share repurchase authorization.

Redeemable Noncontrolling Interest

We owned approximately 71% of our First Sensor AG (“First Sensor”) subsidiary as of fiscal year end 2025. The noncontrolling interest holders can elect either (1) to remain First Sensor shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. As the exercise of the put right by First Sensor noncontrolling interest shareholders is not within our control, our First Sensor noncontrolling interest balance is recorded as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheets as of fiscal year end 2025 and 2024.

18. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrecognized	Gains (Losses)	Accumulated
	Currency	Pension and	on Cash	Other
	Translation	Postretirement	Flow	Comprehensive
	Adjustments(1)	Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2022	$(177)	$(216)	$(102)	$(495)
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	251	21	31	303
Amounts reclassified from accumulated other comprehensive income (loss)	10	4	38	52
Income tax expense	—	(5)	(4)	(9)
Other comprehensive income, net of tax	261	20	65	346
Less: other comprehensive income attributable to noncontrolling interests	(9)	—	—	(9)
Balance at fiscal year end 2023	$75	$(196)	$(37)	$(158)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	130	(56)	102	176
Amounts reclassified from accumulated other comprehensive income (loss)	1	4	(18)	(13)
Income tax (expense) benefit	—	15	(8)	7
Other comprehensive income (loss), net of tax	131	(37)	76	170
Less: other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at fiscal year end 2024	$199	$(233)	$39	$5
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(46)	40	77	71
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	(53)	(45)
Income tax expense	—	(15)	(3)	(18)
Other comprehensive income (loss), net of tax	(46)	33	21	8
Less: other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at fiscal year end 2025	$146	$(200)	$60	$6
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Share Plans

Our equity compensation plans, of which the 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2024 Plan”), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2025, the 2024 Plan provided for a maximum of 20 million ordinary shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. A total of 18 million of the shares remained available for issuance under the 2024 Plan as of fiscal year end 2025.

Share-Based Compensation Expense

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Share-based compensation expense	$149	$127	$123

We recognized a related tax benefit associated with our share-based compensation arrangements of $29 million, $25 million, and $25 million in fiscal 2025, 2024, and 2023, respectively.

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

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2024	1,429,201	$133.29
Granted	623,197	153.48
Vested	(598,705)	133.56
Forfeited	(127,510)	137.10
Nonvested at fiscal year end 2025	1,326,183	$142.44

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2025, 2024, and 2023 was $153.48, $135.32, and $124.92, respectively.

The total fair value of restricted share awards that vested during fiscal 2025, 2024, and 2023 was $80 million, $73 million, and $54 million, respectively.

As of fiscal year end 2025, there was $91 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2024	467,998	$136.11
Granted	160,802	153.44
Vested	(140,229)	157.49
Forfeited	(2,343)	131.77
Outstanding at fiscal year end 2025	486,228	$135.69

The weighted-average grant-date fair value of performance share awards granted during fiscal 2025, 2024, and 2023 was $153.44, $129.05, and $120.06, respectively.

The total fair value of performance share awards that vested during fiscal 2025, 2024, and 2023 was $22 million, $20 million, and $17 million, respectively.

As of fiscal year end 2025, there was $30 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.1 years.

Share Options

Share options are granted to purchase our shares at prices which are equal to or greater than the market price of the shares on the date the option is granted. Conditions of vesting are determined at the time of grant. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Options generally vest and become exercisable in equal annual installments over a period of four years and expire ten years after the date of grant.

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2024	5,383,285	$112.33
Granted	733,000	153.11
Exercised	(1,903,343)	94.21
Forfeited	(96,346)	137.72
Outstanding at fiscal year end 2025	4,116,596	$127.38	6.5	$369
Vested and expected to vest at fiscal year end 2025	4,051,465	$127.12	6.5	$364
Exercisable at fiscal year end 2025	2,213,966	$116.03	5.2	$224

The weighted-average exercise price of share option awards granted during fiscal 2025, 2024, and 2023 was $153.11, $131.86, and $124.56, respectively.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total intrinsic value of options exercised during fiscal 2025, 2024, and 2023 was $157 million, $59 million, and $30 million, respectively. We received cash related to the exercise of options of $182 million, $89 million, and $43 million in fiscal 2025, 2024, and 2023, respectively.

As of fiscal year end 2025, there was $26 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2025	2024	2023
Weighted-average grant-date fair value	$46.38	$39.79	$35.90

Assumptions:
Expected share price volatility	31%	31%	31%
Risk-free interest rate	4.4%	4.6%	4.0%
Expected annual dividend per share	$2.60	$2.36	$2.24
Expected life of options (in years)	5.3	5.3	5.1

20. Segment and Geographic Data

Effective for fiscal 2025, we reorganized our management and segments to align the organization around our current strategy. Our businesses in the former Communications Solutions segment have been moved into the Industrial Solutions segment. Also, the appliances and industrial equipment businesses have been combined to form the automation and connected living business. In addition, we realigned certain product lines and businesses from the Industrial Solutions and former Communications Solutions segments to the Transportation Solutions segment. We now operate through two reportable segments: Transportation Solutions and Industrial Solutions. Our segments are organized based on several factors, including differences in markets, products, and customers. See Note 1 for a description of our segments. The following segment information reflects the new segment reporting structure. Prior period segment results have been recast to conform to the new segment structure.

Segment performance is evaluated by our chief operating decision maker (“CODM”), the Chief Executive Officer, based primarily on net sales and operating income. On a regular basis, the CODM considers segment results in combination with budget-to-actual variances, segment performance reviews, trends and forecasts, and the overall economic environment to assess segment performance, make decisions, and determine how to allocate capital and other resources to the segments.

Costs specific to a segment are charged to the segment, and corporate expenses, such as headquarters administrative costs, are allocated to the segments based on each segment’s share of total operating income. Intersegment sales are not material. Corporate assets are allocated to the segments based on each segment’s share of total segment assets.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No single customer accounted for a significant amount of our net sales in fiscal 2025, 2024, or 2023.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Net sales by segment and industry end market were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Transportation Solutions:
Automotive	$7,052	$7,039	$7,038
Commercial transportation	1,425	1,456	1,525
Sensors	911	986	1,112
Total Transportation Solutions	9,388	9,481	9,675
Industrial Solutions:
Digital data networks	2,208	1,274	1,162
Automation and connected living	2,147	1,994	2,352
Aerospace, defense, and marine	1,483	1,344	1,178
Energy	1,344	919	883
Medical	692	833	784
Total Industrial Solutions	7,874	6,364	6,359
Total	$17,262	$15,845	$16,034

Net sales by geographic region and segment were as follows:

	Fiscal
	2025	2024	2023

	(in millions)
Asia–Pacific:
Transportation Solutions	$4,118	$3,709	$3,447
Industrial Solutions	2,434	1,658	1,709
Total Asia–Pacific	6,552	5,367	5,156
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	3,282	3,600	3,897
Industrial Solutions	2,460	2,299	2,311
Total EMEA	5,742	5,899	6,208
Americas:
Transportation Solutions	1,988	2,172	2,331
Industrial Solutions	2,980	2,407	2,339
Total Americas	4,968	4,579	4,670
Total	$17,262	$15,845	$16,034

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents operating results and other data by reportable segment:

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
As of or for the fiscal year ended September 26, 2025
Net sales	$9,388	$7,874	$17,262
Less:
Cost of sales	6,151	5,032	11,183
Selling, general, and administrative expenses	892	974	1,866
Research, development, and engineering expenses	452	377	829
Other segment items(1)	75	98	173
Operating income	$1,818	$1,393	$3,211

Depreciation	$405	$243	$648
Amortization	70	120	190
Capital expenditures	495	441	936
Segment assets(2)	5,975	4,439	10,414
As of or for the fiscal year ended September 27, 2024
Net sales	$9,481	$6,364	$15,845
Less:
Cost of sales	6,220	4,169	10,389
Selling, general, and administrative expenses	874	858	1,732
Research, development, and engineering expenses	440	301	741
Other segment items(1)	67	120	187
Operating income	$1,880	$916	$2,796

Depreciation	$451	$209	$660
Amortization	71	95	166
Capital expenditures	431	249	680
Segment assets(2)	5,758	3,717	9,475
As of or for the fiscal year ended September 29, 2023
Net sales	$9,675	$6,359	$16,034
Less:
Cost of sales	6,702	4,277	10,979
Selling, general, and administrative expenses	840	830	1,670
Research, development, and engineering expenses	432	276	708
Other segment items(1)	214	159	373
Operating income	$1,487	$817	$2,304

Depreciation	$398	$209	$607
Amortization	92	95	187
Capital expenditures	471	261	732
Segment assets(2)	5,762	3,511	9,273
(1)	Other segment items consist of acquisition and integration costs and net restructuring and other charges.
(2)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a reconciliation of segment assets to total assets:

	Fiscal Year End
	2025	2024	2023

	(in millions)
Total segment assets	$10,414	$9,475	$9,273
Other current assets	1,864	2,059	2,373
Other noncurrent assets	12,803	11,320	10,066
Total assets	$25,081	$22,854	$21,712

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2025	2024	2023	2025	2024	2023

	(in millions)
Asia–Pacific:
China	$4,610	$3,571	$3,182	$970	$844	$794
Other Asia–Pacific	1,942	1,796	1,974	373	332	294
Total Asia–Pacific	6,552	5,367	5,156	1,343	1,176	1,088
EMEA:
Switzerland	3,860	3,906	4,111	15	7	6
Germany	193	236	405	592	586	637
Other EMEA	1,689	1,757	1,692	1,134	1,060	965
Total EMEA	5,742	5,899	6,208	1,741	1,653	1,608
Americas:
U.S.	4,408	4,020	4,107	1,085	953	933
Other Americas	560	559	563	143	121	125
Total Americas	4,968	4,579	4,670	1,228	1,074	1,058
Total	$17,262	$15,845	$16,034	$4,312	$3,903	$3,754
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 26, 2025, September 27, 2024, and September 29, 2023

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2025:
Allowance for doubtful accounts receivable	$32	$22	$1	$(11)	$44
Valuation allowance on deferred tax assets	8,285	954	—	(418)	8,821

Fiscal 2024:
Allowance for doubtful accounts receivable	$30	$15	$2	$(15)	$32
Valuation allowance on deferred tax assets	7,416	916	—	(47)	8,285

Fiscal 2023:
Allowance for doubtful accounts receivable	$45	$(1)	$—	$(14)	$30
Valuation allowance on deferred tax assets	7,112	406	—	(102)	7,416