Form 10-Q
period 2025-12-26
TE Connectivity plc
filed 2026-01-23
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2025
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

The number of ordinary shares outstanding as of January 16, 2026 was 293,434,273.

TE CONNECTIVITY PLC

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions, except per share data)
Net sales	$4,669	$3,836
Cost of sales	2,930	2,476
Gross margin	1,739	1,360
Selling, general, and administrative expenses	538	427
Research, development, and engineering expenses	225	188
Acquisition and integration costs	3	5
Restructuring and other charges, net	10	50
Operating income	963	690
Interest income	25	23
Interest expense	(30)	(6)
Other income (expense), net	3	(1)
Income from continuing operations before income taxes	961	706
Income tax expense	(210)	(178)
Income from continuing operations	751	528
Loss from discontinued operations, net of income taxes	(1)	—
Net income	$750	$528

Basic earnings per share:
Income from continuing operations	$2.55	$1.77
Loss from discontinued operations	—	—
Net income	2.55	1.77

Diluted earnings per share:
Income from continuing operations	$2.53	$1.75
Loss from discontinued operations	—	—
Net income	2.53	1.75

Weighted-average number of shares outstanding:
Basic	294	299
Diluted	297	301

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Net income	$750	$528
Other comprehensive income (loss):
Currency translation	93	(166)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	1	(9)
Gains (losses) on cash flow hedges, net of income taxes	104	(56)
Other comprehensive income (loss)	198	(231)
Comprehensive income	948	297
Less: comprehensive (income) loss attributable to noncontrolling interests	(1)	9
Comprehensive income attributable to TE Connectivity plc	$947	$306

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 26,	September 26,
	2025	2025

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,251	$1,255
Accounts receivable, net of allowance for doubtful accounts of $48 and $44, respectively	3,469	3,403
Inventories	2,951	2,699
Prepaid expenses and other current assets	697	609
Total current assets	8,368	7,966
Property, plant, and equipment, net	4,395	4,312
Goodwill	7,162	7,126
Intangible assets, net	2,177	2,227
Deferred income taxes	2,429	2,507
Other assets	1,021	943
Total assets	$25,552	$25,081
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$852	$852
Accounts payable	2,149	2,021
Accrued and other current liabilities	2,068	2,247
Total current liabilities	5,069	5,120
Long-term debt	4,856	4,842
Long-term pension and postretirement liabilities	766	767
Deferred income taxes	198	198
Income taxes	441	414
Other liabilities	1,086	1,010
Total liabilities	12,416	12,351
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	149	145
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 303,796,785 and 302,889,075 shares issued, respectively	3	3
Accumulated earnings	14,543	13,932
Ordinary shares held in treasury, at cost, 10,086,721 and 8,330,931 shares, respectively	(1,762)	(1,356)
Accumulated other comprehensive income	203	6
Total shareholders' equity	12,987	12,585
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$25,552	$25,081

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended December 26, 2025
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Equity

	(in millions)
Balance at September 26, 2025	303	$3	(8)	$(1,356)	$—	$13,932	$6	$12,585
Net income	—	—	—	—	—	750	—	750
Other comprehensive income	—	—	—	—	—	—	197	197
Share-based compensation expense	—	—	—	—	50	—	—	50
Dividends ($0.71 per ordinary share)	—	—	—	—	—	(208)	—	(208)
Exercise of share options	—	—	—	—	44	—	—	44
Restricted share award vestings and other activity	1	—	—	—	(94)	69	—	(25)
Repurchase of ordinary shares	—	—	(2)	(406)	—	—	—	(406)
Balance at December 26, 2025	304	$3	(10)	$(1,762)	$—	$14,543	$203	$12,987

	For the Quarter Ended December 27, 2024
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at September 27, 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355
Change in place of incorporation	—	(136)	—	—	—	136	—	—
Cancellation of treasury shares	(17)	—	17	2,322	—	(2,322)	—	—
Net income	—	—	—	—	—	528	—	528
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Share-based compensation expense	—	—	—	—	35	—	—	35
Exercise of share options	1	—	—	—	34	—	—	34
Restricted share award vestings and other activity	1	—	—	—	(69)	58	—	(11)
Repurchase of ordinary shares	—	—	(2)	(310)	—	—	—	(310)
Balance at December 27, 2024	301	$3	(2)	$(310)	$—	$12,933	$(217)	$12,409

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net income	$750	$528
Loss from discontinued operations, net of income taxes	1	—
Income from continuing operations	751	528
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	259	186
Deferred income taxes	77	98
Non-cash lease cost	39	34
Provision for losses on accounts receivable and inventories	43	41
Share-based compensation expense	50	35
Other	4	12
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(79)	146
Inventories	(301)	(118)
Prepaid expenses and other current assets	20	68
Accounts payable	139	150
Accrued and other current liabilities	(217)	(295)
Income taxes	45	30
Other	35	(37)
Net cash provided by operating activities	865	878
Cash flows from investing activities:
Capital expenditures	(258)	(205)
Proceeds from sale of property, plant, and equipment	1	1
Acquisition of businesses, net of cash acquired	—	(325)
Other	3	(8)
Net cash used in investing activities	(254)	(537)
Cash flows from financing activities:
Net increase in commercial paper	—	90
Proceeds from exercise of share options	44	34
Repurchase of ordinary shares	(405)	(303)
Payment of ordinary share dividends to shareholders	(209)	(189)
Other	(46)	(27)
Net cash used in financing activities	(616)	(395)
Effect of currency translation on cash	1	(11)
Net decrease in cash, cash equivalents, and restricted cash	(4)	(65)
Cash, cash equivalents, and restricted cash at beginning of period	1,255	1,319
Cash, cash equivalents, and restricted cash at end of period	$1,251	$1,254

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

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2026 and fiscal 2025 are to our fiscal years ending September 25, 2026 and ended September 26, 2025, respectively.

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Restructuring charges, net	$10	$43
Costs related to change in place of incorporation	—	10
Other credits, net	—	(3)
Restructuring and other charges, net	$10	$50

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Transportation Solutions	$4	$26
Industrial Solutions	6	17
Restructuring charges, net	$10	$43

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at					Balance at
	September 26,		Changes in	Cash	Non-Cash	December 26,
	2025	Charges	Estimate	Payments	Items	2025

	(in millions)
Fiscal 2026 Actions:
Employee severance	$—	$3	$—	$—	$—	$3
Property, plant, and equipment	—	1	—	—	(1)	—
Total	—	4	—	—	(1)	3
Fiscal 2025 Actions:
Employee severance	75	—	(3)	(10)	—	62
Total	75	—	(3)	(10)	—	62
Pre-Fiscal 2025 Actions:
Employee severance	98	7	2	(16)	—	91
Facility and other exit costs	4	—	—	(2)	—	2
Total	102	7	2	(18)	—	93
Total Activity	$177	$11	$(1)	$(28)	$(1)	$158

Fiscal 2026 Actions

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. During the quarter ended December 26, 2025, we recorded restructuring charges of $4 million in connection with this program. We expect to complete all restructuring actions commenced during the quarter ended December 26, 2025 by the end of fiscal 2028 and to incur additional charges of approximately $6 million related primarily to facility exit costs in the Industrial Solutions segment.

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. In connection with this program, during the quarters ended December 26, 2025 and December 27, 2024, we recorded restructuring credits of $3 million and charges of $30 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2025 by the end of fiscal 2032 and to incur additional charges of approximately $12 million related primarily to facility exit costs in the Industrial Solutions segment.

Pre-Fiscal 2025 Actions

During the quarters ended December 26, 2025 and December 27, 2024, we recorded net restructuring charges of $9 million and $13 million, respectively, related to pre-fiscal 2025 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2025 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 26,	September 26,
	2025	2025

	(in millions)
Accrued and other current liabilities	$124	$163
Other liabilities	34	14
Restructuring reserves	$158	$177

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

3. Acquisitions

During the quarter ended December 27, 2024, we acquired two businesses for a combined cash purchase price of $325 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	December 26,	September 26,
	2025	2025

	(in millions)
Raw materials	$469	$420
Work in progress	1,181	1,078
Finished goods	1,301	1,201
Inventories	$2,951	$2,699

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
September 26, 2025(1)	$1,609	$5,517	$7,126
Purchase price adjustments	—	7	7
Currency translation	6	23	29
December 26, 2025(1)	$1,615	$5,547	$7,162
(1)	At December 26, 2025 and September 26, 2025, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	December 26, 2025			September 26, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$3,046	$(1,168)	$1,878	$3,033	$(1,118)	$1,915
Intellectual property	725	(441)	284	727	(430)	297
Other	23	(8)	15	23	(8)	15
Total	$3,794	$(1,617)	$2,177	$3,783	$(1,556)	$2,227

Intangible asset amortization expense was $57 million and $39 million for the quarters ended December 26, 2025 and December 27, 2024, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At December 26, 2025, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2026	$171
Fiscal 2027	210
Fiscal 2028	173
Fiscal 2029	167
Fiscal 2030	157
Fiscal 2031	157
Thereafter	1,142
Total	$2,177

7. Debt

Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had no commercial paper outstanding at December 26, 2025 or September 26, 2025.

Payment obligations under TEGSA’s senior notes, commercial paper, and five-year unsecured senior revolving credit facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

The fair value of our debt, based on indicative valuations, was approximately $5,738 million and $5,725 million at December 26, 2025 and September 26, 2025, respectively.

8. Leases

The components of lease cost were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Operating lease cost	$39	$34
Variable lease cost	12	15
Total lease cost	$51	$49

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$40	$35

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	54	30
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Trade Compliance Matters

As part of our ongoing internal compliance activities, we have been investigating compliance with relevant country of origin for import matters and recently made a voluntary disclosure to the U.S. Customs and Border Protection Agency regarding potential Section 301 unpaid duties, fees, and interest for certain imported products into the U.S. We are unable to predict the timing and final outcome of investigation into this matter. An unfavorable outcome may include unpaid duties, fees, interest, and penalties imposed in response to our disclosures. Based on currently available information, we have reserved an aggregate of $27 million related to this exposure. The investigation into this matter has yet to be completed and the final outcome of such investigation and related duties, fees, interest, and potential penalties may differ from amounts currently reserved.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 26, 2025, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $18 million to $44 million, and we accrued $23 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At December 26, 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $245 million.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $135 million and $161 million at December 26, 2025 and September 26, 2025, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,620 million and $4,212 million at December 26, 2025 and September 26, 2025, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,686 million and $5,671 million at December 26, 2025 and September 26, 2025, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.9% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2030, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 26,	September 26,
	2025	2025

	(in millions)
Prepaid expenses and other current assets	$19	$11
Other assets	62	23
Accrued and other current liabilities	106	97
Other liabilities	188	193

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(27)	$142
Gains on cross-currency swap contracts designated as hedges of net investment(1)	28	342
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $611 million and $569 million at December 26, 2025 and September 26, 2025, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 26,	September 26,
	2025	2025

	(in millions)
Prepaid expenses and other current assets	$168	$73
Other assets	19	7

The impacts of our commodity swap contracts were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$144	$(46)
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	29	14

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 26,	December 27,	December 26,	December 27,
	2025	2024	2025	2024

	(in millions)
Operating expense:
Service cost	$8	$8	$1	$2
Other (income) expense:
Interest cost	17	16	9	8
Expected returns on plan assets	(15)	(15)	(12)	(11)
Amortization of net actuarial loss	1	2	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost	$10	$10	$(1)	$—

During the quarter ended December 26, 2025, we contributed $11 million and $4 million to our non-U.S. and U.S. pension plans, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

12. Income Taxes

We recorded income tax expense of $210 million and $178 million for the quarters ended December 26, 2025 and December 27, 2024, respectively. The income tax expense for quarter ended December 27, 2024 included $13 million of income tax expense related to the revaluation of deferred tax assets as a result of a decrease in the corporate tax rate in a non-U.S. jurisdiction.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Basic	294	299
Dilutive impact of share-based compensation arrangements	3	2
Diluted	297	301

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our ordinary shares and inclusion would be antidilutive:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Antidilutive share options	—	1

14. Shareholders’ Equity

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024
Dividends paid per ordinary share	$0.71	$0.65

In December 2025, our Board of Directors declared a regular quarterly cash dividend of $0.71 per ordinary share, payable on March 13, 2026, to shareholders of record on February 20, 2026.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share Repurchase Program

Ordinary shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Number of ordinary shares repurchased	2	2
Repurchase value	$406	$310

At December 26, 2025, we had $983 million of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Share-based compensation expense	$50	$35

As of December 26, 2025, there was $225 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

During the quarter ended December 26, 2025, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.3	$67.29
Restricted share awards	0.3	236.28
Performance share awards	0.1	236.28

As of December 26, 2025, we had 17 million shares available for issuance under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	27%
Risk-free interest rate	3.9%
Expected annual dividend per share	$2.84
Expected life of options (in years)	5.5

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Transportation Solutions:
Automotive	$1,885	$1,722
Commercial transportation	370	312
Sensors	212	209
Total Transportation Solutions	2,467	2,243
Industrial Solutions:
Digital data networks	707	413
Automation and connected living	549	479
Aerospace, defense, and marine	381	334
Energy	406	216
Medical	159	151
Total Industrial Solutions	2,202	1,593
Total	$4,669	$3,836
(1)	Intersegment sales were not material.

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Asia–Pacific:
Transportation Solutions	$1,245	$1,097
Industrial Solutions	761	506
Total Asia–Pacific	2,006	1,603
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	795	720
Industrial Solutions	645	509
Total EMEA	1,440	1,229
Americas:
Transportation Solutions	427	426
Industrial Solutions	796	578
Total Americas	1,223	1,004
Total	$4,669	$3,836
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents operating results and other data by reportable segment:

	For the Quarter Ended December 26, 2025
	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
Net sales	$2,467	$2,202	$4,669
Less:
Cost of sales	1,576	1,354	2,930
Selling, general, and administrative expenses	269	269	538
Research, development, and engineering expenses	117	108	225
Other segment items(1)	4	9	13
Operating income	$501	$462	$963

Depreciation	$125	$77	$202
Amortization	18	39	57
Capital expenditures	104	154	258

	For the Quarter Ended December 27, 2024
	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
Net sales	$2,243	$1,593	$3,836
Less:
Cost of sales	1,445	1,031	2,476
Selling, general, and administrative expenses	216	211	427
Research, development, and engineering expenses	104	84	188
Other segment items(1)	32	23	55
Operating income	$446	$244	$690

Depreciation	$95	$52	$147
Amortization	17	22	39
Capital expenditures	128	77	205
(1)	Other segment items consist of acquisition and integration costs and net restructuring and other charges.

Segment assets and a reconciliation of segment assets to total assets were as follows:

	December 26,	September 26,
	2025	2025

	(in millions)
Transportation Solutions	$6,171	$5,975
Industrial Solutions	4,644	4,439
Total segment assets(1)	10,815	10,414
Other current assets	1,948	1,864
Other noncurrent assets	12,789	12,803
Total assets	$25,552	$25,081
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

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

Summary of Performance

●	Our net sales increased 21.7% in the first quarter of fiscal 2026 due to sales growth in the Industrial Solutions and Transportation Solutions segments. Richards Manufacturing Co. (“Richards Manufacturing”), which was acquired in the third quarter of fiscal 2025, contributed net sales of $107 million. On an organic basis, our net sales increased 15.0% in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 10.0% in the first quarter of fiscal 2026 due primarily to sales increases in the automotive end market and, to a lesser degree, the commercial transportation end market.
●	Industrial Solutions—Our net sales increased 38.2% in the first quarter of fiscal 2026 primarily as a result of sales growth in the digital data networks and energy end markets.
●	In December 2025, our Board of Directors declared a regular quarterly cash dividend of $0.71 per ordinary share, payable on March 13, 2026, to shareholders of record on February 20, 2026.
●	Net cash provided by operating activities was $865 million in the first quarter of fiscal 2026.

Outlook

In the second quarter of fiscal 2026, we expect our net sales to be approximately $4.7 billion, as compared to $4.1 billion in the second quarter of fiscal 2025. This increase is due to sales growth in both the Industrial Solutions segment, which will continue to benefit from the fiscal 2025 acquisition of Richards Manufacturing, and the Transportation Solutions segment. In the second quarter of fiscal 2026, we expect diluted earnings per share from continuing operations to be approximately $2.26 per share. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $180 million and $0.05 per share, respectively, in the second quarter of fiscal 2026 as compared to the same period of fiscal 2025 and includes the impact of currently enacted tariffs and our planned mitigation of those tariffs. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 26,		December 27,
	2025		2024

	($ in millions)
Transportation Solutions	$2,467	53%	$2,243	58%
Industrial Solutions	2,202	47	1,593	42
Total	$4,669	100%	$3,836	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 26, 2025
	versus Net Sales for the Quarter Ended December 27, 2024
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$224	10.0%	$158	7.0%	$66	$—
Industrial Solutions	609	38.2	419	26.3	38	152
Total	$833	21.7%	$577	15.0%	$104	$152

Net sales increased $833 million, or 21.7%, in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 due to organic net sales growth of 15.0%, the positive impact of 4.0% from acquisitions, and the positive impact of foreign currency translation of 2.7% due to the strengthening of certain foreign currencies. Richards Manufacturing, which was acquired in the third quarter of fiscal 2025, contributed net sales of $107 million in the first quarter of fiscal 2026. See further discussion of net sales below under “Segment Results.”

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2026.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 26,		December 27,
	2025		2024

	($ in millions)
Asia–Pacific	$2,006	43%	$1,603	42%
EMEA	1,440	31	1,229	32
Americas	1,223	26	1,004	26
Total	$4,669	100%	$3,836	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 26, 2025
	versus Net Sales for the Quarter Ended December 27, 2024
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisitions

	($ in millions)
Asia–Pacific	$403	25.1%	$392	24.5%	$11	$—
EMEA	211	17.2	123	10.0	88	—
Americas	219	21.8	62	6.2	5	152
Total	$833	21.7%	$577	15.0%	$104	$152

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024	Change

	($ in millions)
Cost of sales	$2,930	$2,476	$454
As a percentage of net sales	62.8%	64.5%

Gross margin	$1,739	$1,360	$379
As a percentage of net sales	37.2%	35.5%

Gross margin increased $379 million in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025 due primarily to higher volume and improved manufacturing productivity.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the
		Quarters Ended
		December 26,	December 27,
	Measure	2025	2024
Copper	Lb.	$4.57	$4.09
Gold	Troy oz.	3,198	2,305
Silver	Troy oz.	37.67	27.75
Palladium	Troy oz.	1,136	1,144

We expect to purchase approximately 185 million pounds of copper, 105,000 troy ounces of gold, 1.8 million troy ounces of silver, and 12,000 troy ounces of palladium in fiscal 2026.

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024	Change

	($ in millions)
Selling, general, and administrative expenses	$538	$427	$111
As a percentage of net sales	11.5%	11.1%

Restructuring and other charges, net	$10	$50	$(40)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $111 million in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 due primarily to increased selling expenses to support higher sales levels, higher incentive compensation costs, incremental expenses attributable to recently acquired businesses, and the impact of cost inflation.

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

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. We incurred net restructuring charges of $10 million during the first quarter of fiscal 2026, of which $4 million related to our fiscal 2026 program. Annualized cost savings related to the fiscal 2026 actions commenced during the first quarter of fiscal 2026 are expected to be approximately $3 million and are expected to be fully realized by the end of fiscal 2027. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2026, we expect total restructuring charges to be approximately $100 million and total cash spend, which will be funded with cash from operations, to be approximately $110 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024	Change

	($ in millions)
Operating income	$963	$690	$273
Operating margin	20.6%	18.0%

Operating income included the following:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$3	$5
Charges associated with the amortization of acquisition-related fair value adjustments	3	—
	6	5
Restructuring and other charges, net	10	50
Amortization expense	57	39
Total	$73	$94

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024	Change

	($ in millions)
Interest expense	$30	$6	$24

Income tax expense	$210	$178	$32
Effective tax rate	21.9%	25.2%

Interest Expense. Interest expense increased $24 million in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 due primarily to higher average debt levels and cost of debt.

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market:

	For the
	Quarters Ended
	December 26,		December 27,
	2025		2024

	($ in millions)
Automotive	$1,885	76%	$1,722	77%
Commercial transportation	370	15	312	14
Sensors	212	9	209	9
Total	$2,467	100%	$2,243	100%

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 26, 2025
	versus Net Sales for the Quarter Ended December 27, 2024
	Net Sales		Organic Net Sales
	Growth		Growth (Decline)		Translation

	($ in millions)
Automotive	$163	9.5%	$112	6.5%	$51
Commercial transportation	58	18.6	51	16.3	7
Sensors	3	1.4	(5)	(2.3)	8
Total	$224	10.0%	$158	7.0%	$66

Net sales in the Transportation Solutions segment increased $224 million, or 10.0%, in the first quarter of fiscal 2026 from the first quarter of fiscal 2025 due to organic net sales growth of 7.0% and the positive impact of foreign currency translation of 3.0%. Net price erosion negatively affected organic net sales by $22 million in the first quarter of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 6.5% in the first quarter of fiscal 2026 as a result of growth of 9.9% in the Asia–Pacific region and 3.9% in the EMEA region, partially offset by declines of 0.5% in the Americas region. Our organic net sales growth in the Asia–Pacific and EMEA regions was due primarily to increased content per vehicle. In the Americas region, our organic net sales declined due to declines in vehicle production, partially offset by increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 16.3% in the first quarter of fiscal 2026 due to growth in the Asia–Pacific and EMEA regions, partially offset by declines in the Americas region.
●	Sensors—Our organic net sales decreased 2.3% in the first quarter of fiscal 2026 as a result of declines in transportation applications, partially offset by growth in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024	Change

	($ in millions)
Operating income	$501	$446	$55
Operating margin	20.3%	19.9%

Operating income in the Transportation Solutions segment increased $55 million in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025. Excluding the items below, operating income increased in the first quarter of fiscal 2026 primarily as a result of higher volume.

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Restructuring and other charges, net	$4	$32
Amortization expense	18	17
Total	$22	$49

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market:

	For the
	Quarters Ended
	December 26,		December 27,
	2025		2024

	($ in millions)
Digital data networks	$707	32%	$413	26%
Automation and connected living	549	25	479	30
Aerospace, defense, and marine	381	17	334	21
Energy	406	19	216	14
Medical	159	7	151	9
Total	$2,202	100%	$1,593	100%

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 26, 2025
	versus Net Sales for the Quarter Ended December 27, 2024
	Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisitions

	($ in millions)
Digital data networks	$294	71.2%	$288	69.7%	$6	$—
Automation and connected living	70	14.6	55	11.6	14	1
Aerospace, defense, and marine	47	14.1	36	10.9	11	—
Energy	190	88.0	32	14.6	7	151
Medical	8	5.3	8	5.3	—	—
Total	$609	38.2%	$419	26.3%	$38	$152

In the Industrial Solutions segment, net sales increased $609 million, or 38.2%, in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 due primarily to organic net sales growth of 26.3% and the positive impact of 9.5% from acquisitions. Richards Manufacturing, which was acquired in the third quarter of fiscal 2025, contributed net sales of $107 million in the first quarter of fiscal 2026. Net pricing actions positively affected organic net sales by $28 million in the first quarter of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 69.7% in the first quarter of fiscal 2026 due primarily to growth in artificial intelligence and cloud applications.
●	Automation and connected living—Our organic net sales increased 11.6% in the first quarter of fiscal 2026 due primarily to growth in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 10.9% in the first quarter of fiscal 2026 primarily as a result of growth in the defense and commercial aerospace markets.
●	Energy—Our organic net sales increased 14.6% in the first quarter of fiscal 2026 as a result of growth across all regions.
●	Medical—Our organic net sales increased 5.3% in the first quarter of fiscal 2026 due primarily to growth in interventional medical applications.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024	Change

	($ in millions)
Operating income	$462	$244	$218
Operating margin	21.0%	15.3%

Operating income in the Industrial Solutions segment increased $218 million in the first quarter of fiscal 2026 as compared to the same period of fiscal 2025. Excluding the items below, operating income increased in the first quarter of fiscal 2026 primarily as a result of higher volume.

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$3	$5
Charges associated with the amortization of acquisition-related fair value adjustments	3	—
	6	5
Restructuring and other charges, net	6	18
Amortization expense	39	22
Total	$51	$45

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the repayment of $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026. Also, we may use excess cash and other funding to acquire strategic businesses or product lines, reduce our outstanding debt, or return cash to shareholders through dividends on our ordinary shares or purchases of our ordinary shares pursuant to our authorized share repurchase program. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first quarter of fiscal 2026, net cash provided by operating activities decreased $13 million to $865 million from $878 million in the first quarter of fiscal 2025. The decrease resulted primarily from the impact of changes in working capital levels, partially offset by higher pre-tax income. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2026 and 2025 was $88 million and $49 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $258 million and $205 million in the first quarters of fiscal 2026 and 2025, respectively. We expect fiscal 2026 capital spending levels to be approximately 6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2025, we acquired two businesses for a combined cash purchase price of $325 million, net of cash acquired. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at December 26, 2025 and September 26, 2025 was $5,708 million and $5,694 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, had no commercial paper outstanding at December 26, 2025 or September 26, 2025.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of April 2029 and aggregate commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 26, 2025 or September 26, 2025.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 (or temporarily 4.25 following a qualified acquisition) to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 26, 2025, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary share dividends to shareholders were $209 million and $189 million in the first quarters of fiscal 2026 and 2025, respectively.

In December 2025, our Board of Directors declared a regular quarterly cash dividend of $0.71 per ordinary share, payable on March 13, 2026, to shareholders of record on February 20, 2026.

Ordinary shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 26,	December 27,
	2025	2024

	(in millions)
Number of ordinary shares repurchased	2	2
Repurchase value	$406	$310

At December 26, 2025, we had $983 million of availability remaining under our share repurchase authorization.

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

	December 26,	September 26,
	2025	2025

	(in millions)
Balance Sheet Data:
Total current assets	$1,283	$1,236
Total noncurrent assets(1)	3,223	2,465

Total current liabilities	1,369	1,348
Total noncurrent liabilities(2)	11,262	10,033
(1)	Includes $3,158 million and $2,444 million as of December 26, 2025 and September 26, 2025, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $6,219 million and $5,001 million as of December 26, 2025 and September 26, 2025, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Quarter Ended	Fiscal Year Ended
	December 26,	September 26,
	2025	2025

	(in millions)
Statement of Operations Data:
Income (loss) from continuing operations	$13	$(197)
Net income (loss)	13	(197)

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

At December 26, 2025, we had outstanding letters of credit, letters of guarantee, and surety bonds of $245 million.

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

Trade Compliance Matters

As part of our ongoing internal compliance activities, we have been investigating compliance with relevant country of origin for import matters and recently made a voluntary disclosure to the U.S. Customs and Border Protection Agency regarding potential Section 301 unpaid duties, fees, and interest for certain imported products into the U.S. We are unable to predict the timing and final outcome of investigation into this matter. An unfavorable outcome may include unpaid duties, fees, interest, and penalties imposed in response to our disclosures. Based on currently available information, we have reserved an aggregate of $27 million related to this exposure. The investigation into this matter has yet to be completed and the final outcome of such investigation and related duties, fees, interest, and potential penalties may differ from amounts currently reserved.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025. There were no significant changes to this information during the first quarter of fiscal 2026.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2026. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 26, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 26, 2025.

Richards Manufacturing Acquisition

We acquired Richards Manufacturing on April 1, 2025. U.S. Securities and Exchange Commission (“SEC”) guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we excluded Richards Manufacturing from our annual assessment of internal control over financial reporting for the fiscal year ended September 26, 2025. We are in the process of integrating the Richards Manufacturing operations within our internal control structure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 26, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 26, 2025. For a description of our previously reported legal proceedings, refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended December 26, 2025:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
September 27–October 24, 2025	459,160	$223.60	459,160	$1,286,101,802
October 25–November 28, 2025	586,827	236.06	586,827	1,147,573,277
November 29–December 26, 2025	709,803	231.74	709,803	983,082,539
Total	1,755,790	231.06	1,755,790
(1)	During the quarter ended December 26, 2025, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program originally announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended December 26, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K except the following:

●	In the quarter ended December 26, 2025, Shad Kroeger, President, Industrial Solutions, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Kroeger’s plan was adopted November 14, 2025 and expires June 30, 2026, and provides for the potential exercise and related sale of (i) stock options representing up to 34,400 ordinary shares, with such sale to occur no earlier than February 13, 2026, (ii) stock options representing up to 9,400 ordinary shares, with such sale to occur no earlier than March 2, 2026, (iii) stock options representing up to 9,400 ordinary shares, with such sale to occur no earlier than April 1, 2026, (iv) stock options representing up to 9,400 ordinary shares, with such sale to occur no earlier than May 1, 2026, and (v) stock options representing up to 9,400 ordinary shares, with such sale to occur no earlier than June 1, 2026.

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

Date: January 23, 2026