Form 10-Q
period 2026-03-27
TE Connectivity plc
filed 2026-04-24
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2026
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

The number of ordinary shares outstanding as of April 20, 2026 was 291,895,799.

TE CONNECTIVITY PLC

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions, except per share data)
Net sales	$4,744	$4,143	$9,413	$7,979
Cost of sales	2,999	2,684	5,929	5,160
Gross margin	1,745	1,459	3,484	2,819
Selling, general, and administrative expenses	536	454	1,074	881
Research, development, and engineering expenses	237	203	462	391
Acquisition and integration costs	8	9	11	14
Restructuring and other charges, net	10	45	20	95
Operating income	954	748	1,917	1,438
Interest income	21	22	46	45
Interest expense	(32)	(14)	(62)	(20)
Other income (expense), net	(1)	(1)	2	(2)
Income from continuing operations before income taxes	942	755	1,903	1,461
Income tax expense	(87)	(742)	(297)	(920)
Income from continuing operations	855	13	1,606	541
Loss from discontinued operations, net of income taxes	—	—	(1)	—
Net income	$855	$13	$1,605	$541

Basic earnings per share:
Income from continuing operations	$2.92	$0.04	$5.46	$1.81
Loss from discontinued operations	—	—	—	—
Net income	2.92	0.04	5.46	1.81

Diluted earnings per share:
Income from continuing operations	$2.90	$0.04	$5.43	$1.80
Loss from discontinued operations	—	—	—	—
Net income	2.90	0.04	5.42	1.80

Weighted-average number of shares outstanding:
Basic	293	298	294	299
Diluted	295	300	296	301

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Net income	$855	$13	$1,605	$541
Other comprehensive income (loss):
Currency translation	15	21	108	(145)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	1	2	2	(7)
Gains (losses) on cash flow hedges, net of income taxes	(73)	85	31	29
Other comprehensive income (loss)	(57)	108	141	(123)
Comprehensive income	798	121	1,746	418
Less: comprehensive (income) loss attributable to noncontrolling interests	3	(5)	2	4
Comprehensive income attributable to TE Connectivity plc	$801	$116	$1,748	$422

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 27,	September 26,
	2026	2025

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,110	$1,255
Accounts receivable, net of allowance for doubtful accounts of $52 and $44, respectively	3,454	3,403
Inventories	2,995	2,699
Prepaid expenses and other current assets	682	609
Total current assets	8,241	7,966
Property, plant, and equipment, net	4,473	4,312
Goodwill	7,437	7,126
Intangible assets, net	2,145	2,227
Deferred income taxes	2,337	2,507
Other assets	1,046	943
Total assets	$25,679	$25,081
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$102	$852
Accounts payable	2,224	2,021
Accrued and other current liabilities	2,039	2,247
Total current liabilities	4,365	5,120
Long-term debt	5,553	4,842
Long-term pension and postretirement liabilities	750	767
Deferred income taxes	198	198
Income taxes	306	414
Other liabilities	1,125	1,010
Total liabilities	12,297	12,351
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	148	145
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 295,773,434 and 302,889,075 shares issued, respectively	3	3
Accumulated earnings	13,900	13,932
Ordinary shares held in treasury, at cost, 3,632,502 and 8,330,931 shares, respectively	(818)	(1,356)
Accumulated other comprehensive income	149	6
Total shareholders' equity	13,234	12,585
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$25,679	$25,081

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended March 27, 2026
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Equity

	(in millions)
Balance at December 26, 2025	304	$3	(10)	$(1,762)	$—	$14,543	$203	$12,987
Net income	—	—	—	—	—	855	—	855
Other comprehensive loss	—	—	—	—	—	—	(54)	(54)
Share-based compensation expense	—	—	—	—	42	—	—	42
Dividends ($0.78 per ordinary share)	—	—	—	—	—	(228)	—	(228)
Exercise of share options	—	—	—	—	21	—	—	21
Restricted share award vestings and other activity	—	—	—	—	(63)	86	—	23
Repurchase of ordinary shares	—	—	(2)	(412)	—	—	—	(412)
Cancellation of treasury shares	(8)	—	8	1,356	—	(1,356)	—	—
Balance at March 27, 2026	296	$3	(4)	$(818)	$—	$13,900	$149	$13,234

	For the Six Months Ended March 27, 2026
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Equity

	(in millions)
Balance at September 26, 2025	303	$3	(8)	$(1,356)	$—	$13,932	$6	$12,585
Net income	—	—	—	—	—	1,605	—	1,605
Other comprehensive income	—	—	—	—	—	—	143	143
Share-based compensation expense	—	—	—	—	92	—	—	92
Dividends ($1.49 per ordinary share)	—	—	—	—	—	(436)	—	(436)
Exercise of share options	—	—	—	—	65	—	—	65
Restricted share award vestings and other activity	1	—	—	—	(157)	155	—	(2)
Repurchase of ordinary shares	—	—	(4)	(818)	—	—	—	(818)
Cancellation of treasury shares	(8)	—	8	1,356	—	(1,356)	—	—
Balance at March 27, 2026	296	$3	(4)	$(818)	$—	$13,900	$149	$13,234

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

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 27,	March 28,
	2026	2025

	(in millions)
Cash flows from operating activities:
Net income	$1,605	$541
Loss from discontinued operations, net of income taxes	1	—
Income from continuing operations	1,606	541
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	502	378
Deferred income taxes	159	701
Non-cash lease cost	78	69
Provision for losses on accounts receivable and inventories	49	43
Share-based compensation expense	92	69
Other	(25)	34
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(59)	(171)
Inventories	(331)	(132)
Prepaid expenses and other current assets	(14)	140
Accounts payable	177	146
Accrued and other current liabilities	(264)	(298)
Income taxes	(84)	55
Other	(74)	(44)
Net cash provided by operating activities	1,812	1,531
Cash flows from investing activities:
Capital expenditures	(528)	(435)
Proceeds from sale of property, plant, and equipment	4	2
Acquisition of businesses, net of cash acquired	(200)	(321)
Other	—	(7)
Net cash used in investing activities	(724)	(761)
Cash flows from financing activities:
Net increase in commercial paper	100	1,245
Proceeds from issuance of debt	750	773
Repayment of debt	(851)	(579)
Proceeds from exercise of share options	64	59
Repurchase of ordinary shares	(819)	(609)
Payment of ordinary share dividends to shareholders	(417)	(382)
Other	(58)	(33)
Net cash provided by (used in) financing activities	(1,231)	474
Effect of currency translation on cash	(2)	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(145)	1,235
Cash, cash equivalents, and restricted cash at beginning of period	1,255	1,319
Cash, cash equivalents, and restricted cash at end of period	$1,110	$2,554

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Restructuring charges, net	$3	$44	$13	$87
Costs related to change in place of incorporation	—	1	—	11
Other charges (credits), net	7	—	7	(3)
Restructuring and other charges, net	$10	$45	$20	$95

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Transportation Solutions	$1	$33	$5	$59
Industrial Solutions	2	11	8	28
Restructuring charges, net	$3	$44	$13	$87

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 26,		Changes in	Cash	Non-Cash	Currency	March 27,
	2025	Charges	Estimate	Payments	Items	Translation	2026

	(in millions)
Fiscal 2026 Actions:
Employee severance	$—	$3	$—	$—	$—	$—	$3
Facility and other exit costs	—	1	—	(1)	—	—	—
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	—	6	—	(1)	(2)	—	3
Fiscal 2025 Actions:
Employee severance	75	—	(3)	(21)	—	(1)	50
Total	75	—	(3)	(21)	—	(1)	50
Pre-Fiscal 2025 Actions:
Employee severance	98	8	2	(28)	—	(1)	79
Facility and other exit costs	4	—	—	(3)	—	—	1
Total	102	8	2	(31)	—	(1)	80
Total Activity	$177	$14	$(1)	$(53)	$(2)	$(2)	$133

Fiscal 2026 Actions

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. During the six months ended March 27, 2026, we recorded restructuring charges of $6 million in connection with this program. We expect to complete all restructuring actions commenced during the six months ended March 27, 2026 by the end of fiscal 2028 and anticipate that additional charges related to actions commenced during the six months ended March 27, 2026 will be insignificant.

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. In connection with this program, during the six months ended March 27, 2026 and March 28, 2025, we recorded restructuring credits of $3 million and charges of $77 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2025 by the end of fiscal 2033 and to incur additional charges of approximately $11 million related primarily to facility exit costs in the Industrial Solutions segment.

Pre-Fiscal 2025 Actions

During both the six months ended March 27, 2026 and March 28, 2025, we recorded net restructuring charges of $10 million related to pre-fiscal 2025 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2025 will be insignificant.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 27,	September 26,
	2026	2025

	(in millions)
Accrued and other current liabilities	$108	$163
Other liabilities	25	14
Restructuring reserves	$133	$177

3. Acquisitions

During the six months ended March 27, 2026, we acquired one business for a cash purchase price of $200 million, net of cash acquired. The acquisition includes certain earn-out provisions based on business performance for which we have estimated the acquisition-date fair value to be approximately $150 million. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

During the six months ended March 28, 2025, we acquired two businesses for a combined cash purchase price of $321 million, net of cash acquired. The acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition.

4. Inventories

Inventories consisted of the following:

	March 27,	September 26,
	2026	2025

	(in millions)
Raw materials	$464	$420
Work in progress	1,151	1,078
Finished goods	1,380	1,201
Inventories	$2,995	$2,699

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
September 26, 2025(1)	$1,609	$5,517	$7,126
Acquisition	—	308	308
Purchase price adjustments	—	21	21
Currency translation	(4)	(14)	(18)
March 27, 2026(1)	$1,605	$5,832	$7,437
(1)	At March 27, 2026 and September 26, 2025, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the six months ended March 27, 2026, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding acquisitions.

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	March 27, 2026			September 26, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$3,013	$(1,193)	$1,820	$3,033	$(1,118)	$1,915
Intellectual property	725	(415)	310	727	(430)	297
Other	24	(9)	15	23	(8)	15
Total	$3,762	$(1,617)	$2,145	$3,783	$(1,556)	$2,227

Intangible asset amortization expense was $57 million and $41 million for the quarters ended March 27, 2026 and March 28, 2025, respectively, and $114 million and $80 million for the six months ended March 27, 2026 and March 28, 2025, respectively.

At March 27, 2026, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2026	$114
Fiscal 2027	212
Fiscal 2028	175
Fiscal 2029	170
Fiscal 2030	159
Fiscal 2031	159
Thereafter	1,156
Total	$2,145

7. Debt

During the quarter ended March 27, 2026, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $200 million aggregate principal amount of 4.50% senior notes due in February 2031 and $550 million aggregate principal amount of 4.875% senior notes due in February 2036. The February 2031 senior notes represent a further issuance of TEGSA’s outstanding $450 million aggregate principal amount of 4.50% senior notes which were issued in fiscal 2025 and bring the total aggregate principal amount of the 4.50% senior notes due in February 2031 to $650 million. The new notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the quarter ended March 27, 2026, TEGSA repaid, at maturity, $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026.

At March 27, 2026, TEGSA had $100 million of commercial paper outstanding at a weighted-average interest rate of 4.0%. TEGSA had no commercial paper outstanding at September 26, 2025.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in February 2026 with aggregate commitments of $3.0 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in February 2031 and contains provisions that allow for incremental commitments of up to $1.0 billion, subject to terms and conditions in the Credit Facility. TEGSA had no borrowings under the Credit Facility at March 27, 2026 or the Replaced Credit Facility at September 26, 2025.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) with respect to borrowings in U.S. dollars, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, (2) with respect to borrowings in euro, the Euro Interbank Offered Rate, (3) with respect to borrowings in sterling, the Sterling Overnight Index Average Reference Rate, and (4) with respect to borrowings in yen, the Tokyo Interbank Offered Rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

The fair value of our debt, based on indicative valuations, was approximately $5,568 million and $5,725 million at March 27, 2026 and September 26, 2025, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Operating lease cost	$39	$35	$78	$69
Variable lease cost	14	14	26	29
Total lease cost	$53	$49	$104	$98

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Six Months Ended
	March 27,	March 28,
	2026	2025

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$78	$70

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	117	77
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 27, 2026, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $20 million to $53 million, and we accrued $27 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 27, 2026, we had outstanding letters of credit, letters of guarantee, and surety bonds of $251 million to support normal business activities.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in accounts payable on our Condensed Consolidated Balance Sheets, were $134 million and $161 million at March 27, 2026 and September 26, 2025, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,370 million and $4,212 million at March 27, 2026 and September 26, 2025, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,712 million and $5,671 million at March 27, 2026 and September 26, 2025, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.9% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2031, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 27,	September 26,
	2026	2025

	(in millions)
Prepaid expenses and other current assets	$26	$11
Other assets	79	23
Accrued and other current liabilities	89	97
Other liabilities	117	193

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$82	$(103)	$55	$39
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	84	(164)	112	178
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $644 million and $569 million at March 27, 2026 and September 26, 2025, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 27,	September 26,
	2026	2025

	(in millions)
Prepaid expenses and other current assets	$109	$73
Other assets	5	7
Accrued and other current liabilities	12	—
Other liabilities	7	—

The impacts of our commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(10)	$98	$134	$52
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	73	8	102	22

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Operating expense:
Service cost	$7	$8	$2	$2
Other (income) expense:
Interest cost	17	15	8	8
Expected returns on plan assets	(15)	(15)	(12)	(11)
Amortization of net actuarial loss	2	2	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost (credit)	$10	$9	$(1)	$—

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Operating expense:
Service cost	$15	$16	$3	$4
Other (income) expense:
Interest cost	34	31	17	16
Expected returns on plan assets	(30)	(30)	(24)	(22)
Amortization of net actuarial loss	3	4	2	2
Amortization of prior service credit	(2)	(2)	—	—
Net periodic pension benefit cost (credit)	$20	$19	$(2)	$—

During the six months ended March 27, 2026, we contributed $23 million and $8 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $87 million and $742 million for the quarters ended March 27, 2026 and March 28, 2025, respectively. The income tax expense for quarter ended March 27, 2026 included a $114 million net income tax benefit related primarily to the settlement of prior period tax matters. The income tax expense for the quarter ended March 28, 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024.

We recorded income tax expense of $297 million and $920 million for the six months ended March 27, 2026 and March 28, 2025, respectively. The income tax expense for the six months ended March 27, 2026 included a $114 million net income tax benefit related primarily to the settlement of prior period tax matters. The income tax expense for the six months ended March 28, 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. In addition, the

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

income tax expense for the six months ended March 28, 2025 included $13 million of income tax expense related to the revaluation of deferred tax assets as a result of a decrease in the corporate tax rate in a non-U.S. jurisdiction.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of March 27, 2026 and September 26, 2025, we had $41 million and $89 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the six months ended March 27, 2026, we recognized an income tax benefit of $48 million related to interest and penalties on the Condensed Consolidated Statements of Operations. Substantially all of this income tax benefit was recognized as part of the settlement of prior period tax matters discussed above.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Basic	293	298	294	299
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	295	300	296	301

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our ordinary shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Antidilutive share options	—	1	—	1

14. Shareholders’ Equity

Ordinary Shares Held in Treasury

In March 2026, our Board of Directors approved the cancellation of approximately 8.3 million ordinary shares purchased under our share repurchase program during fiscal 2025. The cancellation became effective during the quarter ended March 27, 2026.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025
Dividends paid per ordinary share	$0.71	$0.65	$1.42	$1.30

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In March 2026, our Board of Directors declared a regular quarterly cash dividend of $0.78 per ordinary share, payable on June 12, 2026, to shareholders of record on May 22, 2026.

Share Repurchase Program

During the quarter ended March 27, 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. Ordinary shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 27,	March 28,
	2026	2025

	(in millions)
Number of ordinary shares repurchased	4	4
Repurchase value	$818	$615

At March 27, 2026, we had $3.6 billion of availability remaining under our share repurchase authorization.

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Share-based compensation expense	$42	$34	$92	$69

As of March 27, 2026, there was $193 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.5 years.

During the quarter ended December 26, 2025, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.3	$67.29
Restricted share awards	0.3	236.28
Performance share awards	0.1	236.28

As of March 27, 2026, we had 17 million shares available for issuance under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	27%
Risk-free interest rate	3.9%
Expected annual dividend per share	$2.84
Expected life of options (in years)	5.5

16. Segment and Geographic Data

Net sales by segment(1) and industry end market were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Transportation Solutions:
Automotive	$1,762	$1,735	$3,647	$3,457
Commercial transportation	433	357	803	669
Sensors	227	222	439	431
Total Transportation Solutions	2,422	2,314	4,889	4,557
Industrial Solutions:
Digital data networks	714	482	1,421	895
Automation and connected living	579	512	1,128	991
Aerospace, defense, and marine	408	374	789	708
Energy	445	279	851	495
Medical	176	182	335	333
Total Industrial Solutions	2,322	1,829	4,524	3,422
Total	$4,744	$4,143	$9,413	$7,979
(1)	Intersegment sales were not material.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Asia–Pacific:
Transportation Solutions	$1,017	$997	$2,262	$2,094
Industrial Solutions	734	545	1,495	1,051
Total Asia–Pacific	1,751	1,542	3,757	3,145
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	919	819	1,714	1,539
Industrial Solutions	692	594	1,337	1,103
Total EMEA	1,611	1,413	3,051	2,642
Americas:
Transportation Solutions	486	498	913	924
Industrial Solutions	896	690	1,692	1,268
Total Americas	1,382	1,188	2,605	2,192
Total	$4,744	$4,143	$9,413	$7,979
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents operating results and other data by reportable segment:

	For the Quarter Ended March 27, 2026			For the Six Months Ended March 27, 2026
	Transportation	Industrial		Transportation	Industrial
	Solutions	Solutions	Total	Solutions	Solutions	Total

	(in millions)
Net sales	$2,422	$2,322	$4,744	$4,889	$4,524	$9,413
Less:
Cost of sales	1,550	1,449	2,999	3,126	2,803	5,929
Selling, general, and administrative expenses	247	289	536	516	558	1,074
Research, development, and engineering expenses	121	116	237	238	224	462
Other segment items(1)	1	17	18	5	26	31
Operating income	$503	$451	$954	$1,004	$913	$1,917

Depreciation	$106	$80	$186	$231	$157	$388
Amortization	18	39	57	36	78	114
Capital expenditures	75	195	270	179	349	528

	For the Quarter Ended March 28, 2025			For the Six Months Ended March 28, 2025
	Transportation	Industrial		Transportation	Industrial
	Solutions	Solutions	Total	Solutions	Solutions	Total

	(in millions)
Net sales	$2,314	$1,829	$4,143	$4,557	$3,422	$7,979
Less:
Cost of sales	1,512	1,172	2,684	2,957	2,203	5,160
Selling, general, and administrative expenses	213	241	454	429	452	881
Research, development, and engineering expenses	111	92	203	215	176	391
Other segment items(1)	33	21	54	65	44	109
Operating income	$445	$303	$748	$891	$547	$1,438

Depreciation	$98	$53	$151	$193	$105	$298
Amortization	17	24	41	34	46	80
Capital expenditures	120	110	230	248	187	435
(1)	Other segment items consist of acquisition and integration costs and net restructuring and other charges.

Segment assets and a reconciliation of segment assets to total assets were as follows:

	March 27,	September 26,
	2026	2025

	(in millions)
Transportation Solutions	$6,037	$5,975
Industrial Solutions	4,885	4,439
Total segment assets(1)	10,922	10,414
Other current assets	1,792	1,864
Other noncurrent assets	12,965	12,803
Total assets	$25,679	$25,081
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

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

Summary of Performance

●	Our net sales increased 14.5% and 18.0% in the second quarter and first six months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025 due to sales growth in both the Industrial Solutions and Transportation Solutions segments. Richards Manufacturing Co. (“Richards Manufacturing”), which was acquired in the third quarter of fiscal 2025, contributed net sales of $120 million and $227 million in the second quarter and first six months of fiscal 2026, respectively. On an organic basis, our net sales increased 7.2% and 11.0% in the second quarter and first six months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 4.7% and 7.3% in the second quarter and first six months of fiscal 2026, respectively, due primarily to sales increases in the automotive and commercial transportation end markets.
●	Industrial Solutions—Our net sales increased 27.0% and 32.2% in the second quarter and first six months of fiscal 2026, respectively, primarily as a result of sales growth in the digital data networks, energy, and automation and connected living end markets.
●	In March 2026, our Board of Directors declared a regular quarterly cash dividend of $0.78 per ordinary share, payable on June 12, 2026, to shareholders of record on May 22, 2026.
●	Net cash provided by operating activities was $1,812 million in the first six months of fiscal 2026.

Outlook

In the third quarter of fiscal 2026, we expect our net sales to be approximately $5.0 billion, as compared to $4.5 billion in the third quarter of fiscal 2025. This increase is due to sales growth in both the Industrial Solutions and Transportation Solutions segments. Additionally, we expect our sales in both the Industrial Solutions and Transportation Solutions segments to increase in the third quarter of fiscal 2026 as compared to the second quarter of fiscal 2026. In the third quarter of fiscal 2026, we expect diluted earnings per share from continuing operations to be approximately $2.44 per share. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $51 million and $0.02 per share, respectively, in the third quarter of fiscal 2026 as compared to the same period of fiscal 2025. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisition

During the first six months of fiscal 2026, we acquired one business for a cash purchase price of $200 million, net of cash acquired. The acquisition includes certain earn-out provisions based on business performance for which we have estimated the acquisition-date fair value to be approximately $150 million. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 28,		March 27,		March 28,
	2026		2025		2026		2025

	($ in millions)
Transportation Solutions	$2,422	51%	$2,314	56%	$4,889	52%	$4,557	57%
Industrial Solutions	2,322	49	1,829	44	4,524	48	3,422	43
Total	$4,744	100%	$4,143	100%	$9,413	100%	$7,979	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 27, 2026						Change in Net Sales for the Six Months Ended March 27, 2026
	versus Net Sales for the Quarter Ended March 28, 2025						versus Net Sales for the Six Months Ended March 28, 2025
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth		Growth (Decline)		Translation	Acquisition	Growth		Growth		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$108	4.7%	$(12)	(0.5)%	$120	$—	$332	7.3%	$146	3.2%	$186	$—
Industrial Solutions	493	27.0	309	16.9	64	120	1,102	32.2	728	21.3	102	272
Total	$601	14.5%	$297	7.2%	$184	$120	$1,434	18.0%	$874	11.0%	$288	$272

Net sales increased $601 million, or 14.5%, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 due to organic net sales growth of 7.2%, the positive impact of foreign currency translation of 4.4% due to the strengthening of certain foreign currencies, and the positive impact of 2.9% from an acquisition. Richards Manufacturing, which was acquired in the third quarter of fiscal 2025, contributed net sales of $120 million in the second quarter of fiscal 2026. Net pricing actions positively affected organic net sales by $45 million in the second quarter of fiscal 2026.

In the first six months of fiscal 2026, net sales increased $1,434 million, or 18.0%, as compared to the first six months of fiscal 2025 due to organic net sales growth of 11.0%, the positive impact of foreign currency translation of 3.6% due to the strengthening of certain foreign currencies, and the positive impact of 3.4% from acquisitions. Richards Manufacturing contributed net sales of $227 million in the first six months of fiscal 2026. Net pricing actions positively affected organic net sales by $51 million in the first six months of fiscal 2026.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2026.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 28,		March 27,		March 28,
	2026		2025		2026		2025

	($ in millions)
Asia–Pacific	$1,751	37%	$1,542	37%	$3,757	40%	$3,145	40%
EMEA	1,611	34	1,413	34	3,051	32	2,642	33
Americas	1,382	29	1,188	29	2,605	28	2,192	27
Total	$4,744	100%	$4,143	100%	$9,413	100%	$7,979	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 27, 2026						Change in Net Sales for the Six Months Ended March 27, 2026
	versus Net Sales for the Quarter Ended March 28, 2025						versus Net Sales for the Six Months Ended March 28, 2025
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth		Growth		Translation	Acquisition	Growth		Growth		Translation	Acquisitions

	($ in millions)
Asia–Pacific	$209	13.6%	$167	10.8%	$42	$—	$612	19.5%	$559	17.8%	$53	$—
EMEA	198	14.0	67	4.8	131	—	409	15.5	190	7.2	219	—
Americas	194	16.3	63	5.3	11	120	413	18.8	125	5.7	16	272
Total	$601	14.5%	$297	7.2%	$184	$120	$1,434	18.0%	$874	11.0%	$288	$272

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 28,		March 27,	March 28,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Cost of sales	$2,999	$2,684	$315	$5,929	$5,160	$769
As a percentage of net sales	63.2%	64.8%		63.0%	64.7%

Gross margin	$1,745	$1,459	$286	$3,484	$2,819	$665
As a percentage of net sales	36.8%	35.2%		37.0%	35.3%

Gross margin increased $286 million and $665 million in the second quarter and first six months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025 due primarily to higher volume and improved manufacturing productivity.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Six Months Ended
		March 27,	March 28,	March 27,	March 28,
	Measure	2026	2025	2026	2025
Copper	Lb.	$4.55	$4.22	$4.56	$4.15
Gold	Troy oz.	3,405	2,459	3,302	2,390
Silver	Troy oz.	48.65	28.01	43.16	27.77
Palladium	Troy oz.	1,311	1,064	1,223	1,100

We expect to purchase approximately 190 million pounds of copper, 105,000 troy ounces of gold, 1.8 million troy ounces of silver, and 14,000 troy ounces of palladium in fiscal 2026.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 28,		March 27,	March 28,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Selling, general, and administrative expenses	$536	$454	$82	$1,074	$881	$193
As a percentage of net sales	11.3%	11.0%		11.4%	11.0%

Restructuring and other charges, net	$10	$45	$(35)	$20	$95	$(75)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $82 million and $193 million in the second quarter and first six months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025 due primarily to increased selling expenses to support higher sales levels, higher incentive compensation costs, the negative impact of foreign currency translation, and the release of reserves associated with trade compliance matters in the second quarter of fiscal 2025.

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

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. We incurred net restructuring charges of $13 million during the first six months of fiscal 2026, of which $6 million related to our fiscal 2026 program. Annualized cost savings related to the fiscal 2026 actions commenced during the first six months of fiscal 2026 are expected to be approximately $3 million and are expected to be fully realized by the end of fiscal 2027. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2026, we expect total restructuring charges to be approximately $100 million and total cash spend, which will be funded with cash from operations, to be approximately $110 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 28,		March 27,	March 28,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Operating income	$954	$748	$206	$1,917	$1,438	$479
Operating margin	20.1%	18.1%		20.4%	18.0%

Operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$9	$11	$14
Charges associated with the amortization of acquisition-related fair value adjustments	—	3	3	3
	8	12	14	17
Restructuring and other charges, net	10	45	20	95
Amortization expense	57	41	114	80
Total	$75	$98	$148	$192

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 28,		March 27,	March 28,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Interest expense	$32	$14	$18	$62	$20	$42

Income tax expense	87	742	(655)	297	920	(623)
Effective tax rate	9.2%	98.3%		15.6%	63.0%

Interest Expense. Interest expense increased $42 million in the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 due primarily to higher average debt levels and cost of debt.

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market:

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 28,		March 27,		March 28,
	2026		2025		2026		2025

	($ in millions)
Automotive	$1,762	73%	$1,735	75%	$3,647	75%	$3,457	76%
Commercial transportation	433	18	357	15	803	16	669	15
Sensors	227	9	222	10	439	9	431	9
Total	$2,422	100%	$2,314	100%	$4,889	100%	$4,557	100%

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2026					Change in Net Sales for the Six Months Ended March 27, 2026
	versus Net Sales for the Quarter Ended March 28, 2025					versus Net Sales for the Six Months Ended March 28, 2025
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth (Decline)		Translation	Growth		Growth (Decline)		Translation

	($ in millions)
Automotive	$27	1.6%	$(67)	(3.8)%	$94	$190	5.5%	$45	1.3%	$145
Commercial transportation	76	21.3	62	17.1	14	134	20.0	113	16.7	21
Sensors	5	2.3	(7)	(3.0)	12	8	1.9	(12)	(2.7)	20
Total	$108	4.7%	$(12)	(0.5)%	$120	$332	7.3%	$146	3.2%	$186

Net sales in the Transportation Solutions segment increased $108 million, or 4.7%, in the second quarter of fiscal 2026 from the second quarter of fiscal 2025 due primarily to the positive impact of foreign currency translation of 5.2%. Net price erosion negatively affected organic net sales by $12 million in the second quarter of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 3.8% in the second quarter of fiscal 2026 as a result of declines of 7.9% in the Americas region and 6.1% in the Asia–Pacific region, partially offset by growth of 1.5% in the EMEA region. Overall, our organic net sales decreased due primarily to declines in global vehicle production, partially offset by increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 17.1% in the second quarter of fiscal 2026 due to growth across all regions.
●	Sensors—Our organic net sales decreased 3.0% in the second quarter of fiscal 2026 as a result of declines in transportation applications, partially offset by growth in industrial applications.

In the first six months of fiscal 2026, net sales in the Transportation Solutions segment increased $332 million, or 7.3%, from the first six months of fiscal 2025 due to the positive impact of foreign currency translation of 4.1% and organic net sales growth of 3.2%. Net price erosion negatively affected organic net sales by $34 million in the first six months of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 1.3% in the first six months of fiscal 2026 as a result of growth of 2.6% in the EMEA region and 2.4% in the Asia–Pacific region, partially offset by declines of 4.4% in the Americas region. Overall, our organic net sales growth was due primarily to increased content per vehicle, partially offset by declines in global vehicle production.

●	Commercial transportation—Our organic net sales increased 16.7% in the first six months of fiscal 2026 primarily as a result of growth in the Asia–Pacific and EMEA regions.
●	Sensors—Our organic net sales decreased 2.7% in the first six months of fiscal 2026 due to declines in transportation applications, partially offset by growth in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 28,		March 27,	March 28,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Operating income	$503	$445	$58	$1,004	$891	$113
Operating margin	20.8%	19.2%		20.5%	19.6%

Operating income in the Transportation Solutions segment increased $58 million and $113 million in the second quarter and first six months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025. Excluding the items below, operating income increased in the second quarter and first six months of fiscal 2026 primarily as a result of improved manufacturing productivity.

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Restructuring and other charges, net	$1	$33	$5	$65
Amortization expense	18	17	36	34
Total	$19	$50	$41	$99

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market:

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 28,		March 27,		March 28,
	2026		2025		2026		2025

	($ in millions)
Digital data networks	$714	31%	$482	26%	$1,421	32%	$895	26%
Automation and connected living	579	25	512	28	1,128	25	991	29
Aerospace, defense, and marine	408	17	374	21	789	17	708	21
Energy	445	19	279	15	851	19	495	14
Medical	176	8	182	10	335	7	333	10
Total	$2,322	100%	$1,829	100%	$4,524	100%	$3,422	100%

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2026						Change in Net Sales for the Six Months Ended March 27, 2026
	versus Net Sales for the Quarter Ended March 28, 2025						versus Net Sales for the Six Months Ended March 28, 2025
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisition	Growth		Growth		Translation	Acquisitions

	($ in millions)
Digital data networks	$232	48.1%	$222	46.1%	$10	$—	$526	58.8%	$510	57.0%	$16	$—
Automation and connected living	67	13.1	42	8.2	25	—	137	13.8	97	9.8	39	1
Aerospace, defense, and marine	34	9.1	21	5.4	13	—	81	11.4	57	8.0	24	—
Energy	166	59.5	31	11.2	15	120	356	71.9	63	12.7	22	271
Medical	(6)	(3.3)	(7)	(3.5)	1	—	2	0.6	1	0.4	1	—
Total	$493	27.0%	$309	16.9%	$64	$120	$1,102	32.2%	$728	21.3%	$102	$272

In the Industrial Solutions segment, net sales increased $493 million, or 27.0%, in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 due to organic net sales growth of 16.9%, the positive impact of 6.6% from an acquisition, and the positive impact of foreign currency translation of 3.5%. Richards Manufacturing, which was acquired in the third quarter of fiscal 2025, contributed net sales of $120 million in the second quarter of fiscal 2026. Net pricing actions positively affected organic net sales by $57 million in the second quarter of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 46.1% in the second quarter of fiscal 2026 due primarily to growth in artificial intelligence and cloud applications.
●	Automation and connected living—Our organic net sales increased 8.2% in the second quarter of fiscal 2026 due primarily to growth in factory automation applications, partially offset by declines in the appliances market.
●	Aerospace, defense, and marine—Our organic net sales increased 5.4% in the second quarter of fiscal 2026 primarily as a result of growth in the defense and commercial aerospace markets.
●	Energy—Our organic net sales increased 11.2% in the second quarter of fiscal 2026 as a result of growth across all regions.
●	Medical—Our organic net sales decreased 3.5% in the second quarter of fiscal 2026 due primarily to our strategic exit of a product line.

Net sales in the Industrial Solutions segment increased $1,102 million, or 32.2%, in the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 due to organic net sales growth of 21.3%, the positive impact of 7.9% from acquisitions, and the positive impact of foreign currency translation of 3.0%. Richards Manufacturing contributed net sales of $227 million in the first six months of fiscal 2026. Net pricing actions positively affected organic net sales by $85 million in the first six months of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 57.0% in the first six months of fiscal 2026 primarily as a result of growth in artificial intelligence and cloud applications.
●	Automation and connected living—Our organic net sales increased 9.8% in the first six months of fiscal 2026 primarily as a result of growth in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 8.0% in the first six months of fiscal 2026 due primarily to growth in the defense and commercial aerospace markets.

●	Energy—Our organic net sales increased 12.7% in the first six months of fiscal 2026 due to growth across all regions.
●	Medical—Our organic net sales were flat in the first six months of fiscal 2026 primarily as a result of growth in interventional medical applications, offset by our strategic exit of a product line.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 28,		March 27,	March 28,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Operating income	$451	$303	$148	$913	$547	$366
Operating margin	19.4%	16.6%		20.2%	16.0%

Operating income in the Industrial Solutions segment increased $148 million and $366 million in the second quarter and first six months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025. Excluding the items below, operating income increased in the second quarter and first six months of fiscal 2026 primarily as a result of higher volume.

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2026	2025	2026	2025

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$9	$11	$14
Charges associated with the amortization of acquisition-related fair value adjustments	—	3	3	3
	8	12	14	17
Restructuring and other charges, net	9	12	15	30
Amortization expense	39	24	78	46
Total	$56	$48	$107	$93

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to acquire strategic businesses or product lines, reduce our outstanding debt, or return cash to shareholders through dividends on our ordinary shares or purchases of our ordinary shares pursuant to our authorized share repurchase program. We may also use excess cash and other funding to make strategic acquisitions. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first six months of fiscal 2026, net cash provided by operating activities increased $281 million to $1,812 million from $1,531 million in the first six months of fiscal 2025. The increase resulted primarily from higher pre-tax income, partially offset by the impact of changes in working capital levels and an increase in income tax payments. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2026 and 2025 was $223 million and $164 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $528 million and $435 million in the first six months of fiscal 2026 and 2025, respectively. We expect fiscal 2026 capital spending levels to be approximately 6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2026, we acquired one business for a cash purchase price of $200 million, net of cash acquired. We acquired two businesses for a combined cash purchase price of $321 million, net of cash acquired, during the first six months of fiscal 2025. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at March 27, 2026 and September 26, 2025 was $5,655 million and $5,694 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the second quarter of fiscal 2026, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $200 million aggregate principal amount of 4.50% senior notes due in February 2031 and $550 million aggregate principal amount of 4.875% senior notes due in February 2036. The February 2031 senior notes represent a further issuance of TEGSA’s outstanding $450 million aggregate principal amount of 4.50% senior notes which were issued in fiscal 2025 and bring the total aggregate principal amount of the 4.50% senior notes due in February 2031 to $650 million. The new notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the second quarter of fiscal 2026, TEGSA repaid, at maturity, $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026.

At March 27, 2026, TEGSA had $100 million of commercial paper outstanding at a weighted-average interest rate of 4.0%. TEGSA had no commercial paper outstanding at September 26, 2025.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in February 2026 with aggregate commitments of $3.0 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in February 2031 and contains provisions that allow for incremental commitments of up to $1.0 billion, subject to terms and conditions in the Credit Facility. TEGSA had no borrowings under the Credit Facility at March 27, 2026 or the Replaced Credit Facility at September 26, 2025.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) with respect to borrowings in U.S. dollars, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, (2) with respect to borrowings in euro, the Euro Interbank Offered Rate, (3) with respect to borrowings in sterling, the Sterling Overnight Index Average Reference Rate, and (4) with respect to borrowings in yen, the Tokyo Interbank Offered Rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 (or temporarily 4.25 following a qualified acquisition) to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 27, 2026, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary share dividends to shareholders were $417 million and $382 million in the first six months of fiscal 2026 and 2025, respectively.

In March 2026, our Board of Directors declared a regular quarterly cash dividend of $0.78 per ordinary share, payable on June 12, 2026, to shareholders of record on May 22, 2026.

In the second quarter of fiscal 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. Ordinary shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 27,	March 28,
	2026	2025

	(in millions)
Number of ordinary shares repurchased	4	4
Repurchase value	$818	$615

At March 27, 2026, we had $3.6 billion of availability remaining under our share repurchase authorization.

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

	March 27,	September 26,
	2026	2025

	(in millions)
Balance Sheet Data:
Total current assets	$1,038	$1,236
Total noncurrent assets(1)	4,608	2,465

Total current liabilities	575	1,348
Total noncurrent liabilities(2)	10,074	10,033
(1)	Includes $4,531 million and $2,444 million as of March 27, 2026 and September 26, 2025, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $4,401 million and $5,001 million as of March 27, 2026 and September 26, 2025, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Six Months Ended	Fiscal Year Ended
	March 27,	September 26,
	2026	2025

	(in millions)
Statement of Operations Data:
Income (loss) from continuing operations	$181	$(197)
Net income (loss)	181	(197)

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

At March 27, 2026, we had outstanding letters of credit, letters of guarantee, and surety bonds of $251 million to support normal business activities.

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

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025. There were no significant changes to this information during the first six months of fiscal 2026.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, tariffs, supply chain disruptions, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflicts in certain parts of the world, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure, including as a result of artificial intelligence;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to the increasing scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;

●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being an Irish corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2026. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 27, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2026.

Richards Manufacturing Acquisition

We acquired Richards Manufacturing on April 1, 2025. U.S. Securities and Exchange Commission (“SEC”) guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we excluded Richards Manufacturing from our annual assessment of internal control over financial reporting for the fiscal year ended September 26, 2025. The Richards Manufacturing operations will be included in our annual assessment for the year ending September 25, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 27, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended March 27, 2026:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
December 27, 2025–January 23, 2026	448,255	$232.37	448,255	$878,919,479
January 24–February 27, 2026	717,726	228.00	717,726	715,280,392
February 28–March 27, 2026	710,731	203.99	710,731	3,570,294,911
Total	1,876,712	219.95	1,876,712
(1)	During the quarter ended March 27, 2026, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program originally announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. During the quarter ended March 27, 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended March 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K except the following:

●	In the quarter ended March 27, 2026, Aaron Stucki, President, Transportation Solutions, adopted a plan for the sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Stucki’s plan was adopted on February 4, 2026 and expires on December 31, 2026, and provides for the potential (i) exercise of stock options and associated sale representing up to 27,500 ordinary shares, with such sale to occur no earlier than May 6, 2026, (ii) sale of up to 3,000 ordinary shares, with such sale to occur no earlier than May 6, 2026, (iii) sale of up to 1,000 ordinary shares, with such sale to occur no earlier than June 1, 2026, (iv) sale of up to 1,000 ordinary shares, with such sale to occur no earlier than July 1, 2026, (v) sale of up to 1,000 ordinary shares, with such sale to occur no earlier than August 1, 2026, (vi) sale of up to 1,000 ordinary shares, with such sale to occur no earlier than October 1, 2026, (vii) sale of up to 1,000 ordinary shares, with such sale to occur no earlier than November 1, 2026, and (viii) sale of up to 1,000 ordinary shares, with such sale to occur no earlier than December 1, 2026.

The trading plan described above was entered into during an open insider trading window and was in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
4.1

Fifth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 9, 2026 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on February 9, 2026)

4.2

Sixth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 9, 2026 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on February 9, 2026)

10.1

Five-Year Senior Credit Agreement by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Switzerland Ltd., as intermediate guarantor, TE Connectivity plc, as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent, dated February 13, 2026 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 17, 2026)

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

Date: April 24, 2026