Form 10-Q
period 2026-06-26
TE Connectivity plc
filed 2026-07-24
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2026
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

The number of ordinary shares outstanding as of July 20, 2026 was 289,513,228.

TE CONNECTIVITY PLC

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions, except per share data)
Net sales	$5,160	$4,534	$14,573	$12,513
Cost of sales	3,325	2,934	9,254	8,094
Gross margin	1,835	1,600	5,319	4,419
Selling, general, and administrative expenses	532	491	1,606	1,372
Research, development, and engineering expenses	230	211	692	602
Acquisition and integration costs	9	27	20	41
Restructuring and other charges, net	83	14	103	109
Operating income	981	857	2,898	2,295
Interest income	21	17	67	62
Interest expense	(31)	(28)	(93)	(48)
Other income (expense), net	—	—	2	(2)
Income from continuing operations before income taxes	971	846	2,874	2,307
Income tax expense	(223)	(208)	(520)	(1,128)
Income from continuing operations	748	638	2,354	1,179
Loss from discontinued operations, net of income taxes	—	—	(1)	—
Net income	$748	$638	$2,353	$1,179

Basic earnings per share:
Income from continuing operations	$2.57	$2.16	$8.03	$3.96
Loss from discontinued operations	—	—	—	—
Net income	2.57	2.16	8.03	3.96

Diluted earnings per share:
Income from continuing operations	$2.55	$2.14	$7.98	$3.93
Loss from discontinued operations	—	—	—	—
Net income	2.55	2.14	7.98	3.93

Weighted-average number of shares outstanding:
Basic	291	296	293	298
Diluted	293	298	295	300

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Net income	$748	$638	$2,353	$1,179
Other comprehensive income (loss):
Currency translation	6	89	114	(56)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	1	1	3	(6)
Gains (losses) on cash flow hedges, net of income taxes	(65)	(8)	(34)	21
Other comprehensive income (loss)	(58)	82	83	(41)
Comprehensive income	690	720	2,436	1,138
Less: comprehensive (income) loss attributable to noncontrolling interests	2	(11)	4	(7)
Comprehensive income attributable to TE Connectivity plc	$692	$709	$2,440	$1,131

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 26,	September 26,
	2026	2025

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$1,239	$1,255
Accounts receivable, net of allowance for doubtful accounts of $51 and $44, respectively	3,749	3,403
Inventories	3,027	2,699
Prepaid expenses and other current assets	728	609
Total current assets	8,743	7,966
Property, plant, and equipment, net	4,529	4,312
Goodwill	7,403	7,126
Intangible assets, net	2,081	2,227
Deferred income taxes	2,233	2,507
Other assets	1,081	943
Total assets	$26,070	$25,081
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$102	$852
Accounts payable	2,409	2,021
Accrued and other current liabilities	2,149	2,247
Total current liabilities	4,660	5,120
Long-term debt	5,530	4,842
Long-term pension and postretirement liabilities	737	767
Deferred income taxes	176	198
Income taxes	320	414
Other liabilities	1,254	1,010
Total liabilities	12,677	12,351
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	147	145
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 296,097,014 and 302,889,075 shares issued, respectively	3	3
Accumulated earnings	14,500	13,932
Ordinary shares held in treasury, at cost, 6,156,342 and 8,330,931 shares, respectively	(1,350)	(1,356)
Accumulated other comprehensive income	93	6
Total shareholders' equity	13,246	12,585
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$26,070	$25,081

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended June 26, 2026
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Equity

	(in millions)
Balance at March 27, 2026	296	$3	(4)	$(818)	$—	$13,900	$149	$13,234
Net income	—	—	—	—	—	748	—	748
Other comprehensive loss	—	—	—	—	—	—	(56)	(56)
Share-based compensation expense	—	—	—	—	38	—	—	38
Dividends ($0.78 per ordinary share)	—	—	—	—	—	(225)	—	(225)
Exercise of share options	—	—	—	—	14	—	—	14
Restricted share award vestings and other activity	—	—	—	—	(52)	77	—	25
Repurchase of ordinary shares	—	—	(2)	(532)	—	—	—	(532)
Balance at June 26, 2026	296	$3	(6)	$(1,350)	$—	$14,500	$93	$13,246

	For the Nine Months Ended June 26, 2026
							Accumulated
			Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Equity

	(in millions)
Balance at September 26, 2025	303	$3	(8)	$(1,356)	$—	$13,932	$6	$12,585
Net income	—	—	—	—	—	2,353	—	2,353
Other comprehensive income	—	—	—	—	—	—	87	87
Share-based compensation expense	—	—	—	—	130	—	—	130
Dividends ($2.27 per ordinary share)	—	—	—	—	—	(661)	—	(661)
Exercise of share options	—	—	—	—	79	—	—	79
Restricted share award vestings and other activity	1	—	—	—	(209)	232	—	23
Repurchase of ordinary shares	—	—	(6)	(1,350)	—	—	—	(1,350)
Cancellation of treasury shares	(8)	—	8	1,356	—	(1,356)	—	—
Balance at June 26, 2026	296	$3	(6)	$(1,350)	$—	$14,500	$93	$13,246

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

See accompanying Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 26,	June 27,
	2026	2025

	(in millions)
Cash flows from operating activities:
Net income	$2,353	$1,179
Loss from discontinued operations, net of income taxes	1	—
Income from continuing operations	2,354	1,179
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	758	594
Deferred income taxes	261	772
Non-cash lease cost	118	106
Provision for losses on accounts receivable and inventories	61	62
Share-based compensation expense	130	105
Other	(51)	60
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(355)	(391)
Inventories	(365)	(299)
Prepaid expenses and other current assets	38	31
Accounts payable	433	298
Accrued and other current liabilities	(240)	(76)
Income taxes	(94)	172
Other	(51)	105
Net cash provided by operating activities	2,997	2,718
Cash flows from investing activities:
Capital expenditures	(832)	(665)
Proceeds from sale of property, plant, and equipment	6	7
Acquisition of businesses, net of cash acquired	(200)	(2,628)
Other	(6)	(12)
Net cash used in investing activities	(1,032)	(3,298)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	100	(255)
Proceeds from issuance of debt	750	2,231
Repayment of debt	(851)	(580)
Proceeds from exercise of share options	79	101
Repurchase of ordinary shares	(1,348)	(910)
Payment of ordinary share dividends to shareholders	(643)	(594)
Other	(67)	(56)
Net cash used in financing activities	(1,980)	(63)
Effect of currency translation on cash	(1)	(4)
Net decrease in cash, cash equivalents, and restricted cash	(16)	(647)
Cash, cash equivalents, and restricted cash at beginning of period	1,255	1,319
Cash, cash equivalents, and restricted cash at end of period	$1,239	$672

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Restructuring charges, net	$83	$10	$96	$97
Costs related to change in place of incorporation	—	—	—	11
Other charges, net	—	4	7	1
Restructuring and other charges, net	$83	$14	$103	$109

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Transportation Solutions	$79	$7	$84	$66
Industrial Solutions	4	3	12	31
Restructuring charges, net	$83	$10	$96	$97

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 26,		Changes in	Cash	Non-Cash	Currency	June 26,
	2025	Charges	Estimate	Payments	Items	Translation	2026

	(in millions)
Fiscal 2026 Actions:
Employee severance	$—	$81	$—	$(1)	$—	$(1)	$79
Facility and other exit costs	—	2	—	(2)	—	—	—
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	86	—	(3)	(3)	(1)	79
Fiscal 2025 Actions:
Employee severance	75	—	(3)	(29)	—	(2)	41
Facility and other exit costs	—	1	—	(1)	—	—	—
Total	75	1	(3)	(30)	—	(2)	41
Pre-Fiscal 2025 Actions:
Employee severance	98	9	2	(41)	—	(1)	67
Facility and other exit costs	4	—	—	(4)	—	—	—
Property, plant, and equipment	—	—	1	—	(1)	—	—
Total	102	9	3	(45)	(1)	(1)	67
Total Activity	$177	$96	$—	$(78)	$(4)	$(4)	$187

Fiscal 2026 Actions

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. During the nine months ended June 26, 2026, we recorded restructuring charges of $86 million in connection with this program. We expect to complete all restructuring actions commenced during the nine months ended June 26, 2026 by the end of fiscal 2029 and to incur additional charges of approximately $20 million related primarily to employee severance and property, plant, and equipment in the Transportation Solutions segment.

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. In connection with this program, during the nine months ended June 26, 2026 and June 27, 2025, we recorded net restructuring credits of $2 million and charges of $80 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2025 by the end of fiscal 2033 and to incur additional charges of approximately $10 million related primarily to facility exit costs in the Industrial Solutions segment.

Pre-Fiscal 2025 Actions

During the nine months ended June 26, 2026 and June 27, 2025, we recorded net restructuring charges of $12 million and $17 million, respectively, related to pre-fiscal 2025 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2025 will be insignificant.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 26,	September 26,
	2026	2025

	(in millions)
Accrued and other current liabilities	$92	$163
Other liabilities	95	14
Restructuring reserves	$187	$177

3. Acquisitions

Fiscal 2026 Acquisition

During the nine months ended June 26, 2026, we acquired one business for a cash purchase price of $200 million, net of cash acquired. The acquisition includes certain earn-out provisions based on business performance for which we have estimated the acquisition-date fair value to be approximately $150 million. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

Fiscal 2025 Acquisitions

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

The Richards Manufacturing acquisition was accounted for under the provisions of Accounting Standards Codification 805, Business Combinations. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. During the quarter ended June 26, 2026, we finalized the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies. Adjustments to the estimated fair values of the assets acquired and liabilities assumed presented at September 26, 2025 were not material.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects our consolidated results of operations had the Richards Manufacturing acquisition occurred at the beginning of fiscal 2024:

	Pro Forma for the	Pro Forma for the
	Quarter Ended	Nine Months Ended
	June 27,	June 27,
	2025	2025

	(in millions, except per share data)
Net sales	$4,534	$12,695
Net income	650	1,182
Diluted earnings per share	$2.18	$3.94

The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

4. Inventories

Inventories consisted of the following:

	June 26,	September 26,
	2026	2025

	(in millions)
Raw materials	$481	$420
Work in progress	1,189	1,078
Finished goods	1,357	1,201
Inventories	$3,027	$2,699

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
September 26, 2025(1)	$1,609	$5,517	$7,126
Acquisition	—	308	308
Purchase price adjustments	—	17	17
Currency translation	(10)	(38)	(48)
June 26, 2026(1)	$1,599	$5,804	$7,403
(1)	At June 26, 2026 and September 26, 2025, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

During the nine months ended June 26, 2026, we recognized goodwill in the Industrial Solutions segment in connection with a recent acquisition. See Note 3 for additional information regarding acquisitions.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

6. Intangible Assets, Net

Net intangible assets consisted of the following:

	June 26, 2026			September 26, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$2,998	$(1,227)	$1,771	$3,033	$(1,118)	$1,915
Intellectual property	697	(402)	295	727	(430)	297
Other	24	(9)	15	23	(8)	15
Total	$3,719	$(1,638)	$2,081	$3,783	$(1,556)	$2,227

Intangible asset amortization expense was $56 million and $52 million for the quarters ended June 26, 2026 and June 27, 2025, respectively, and $170 million and $132 million for the nine months ended June 26, 2026 and June 27, 2025, respectively.

At June 26, 2026, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2026	$57
Fiscal 2027	211
Fiscal 2028	175
Fiscal 2029	170
Fiscal 2030	160
Fiscal 2031	159
Thereafter	1,149
Total	$2,081

7. Debt

During the nine months ended June 26, 2026, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $200 million aggregate principal amount of 4.50% senior notes due in February 2031 and $550 million aggregate principal amount of 4.875% senior notes due in February 2036. The February 2031 senior notes represent a further issuance of TEGSA’s outstanding $450 million aggregate principal amount of 4.50% senior notes which were issued in fiscal 2025 and bring the total aggregate principal amount of the 4.50% senior notes due in February 2031 to $650 million. The new notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the nine months ended June 26, 2026, TEGSA repaid, at maturity, $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026.

At June 26, 2026, TEGSA had $100 million of commercial paper outstanding at a weighted-average interest rate of 3.95%. TEGSA had no commercial paper outstanding at September 26, 2025.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in February 2026 with aggregate commitments of $3.0 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in February 2031 and contains provisions that allow for incremental commitments of up to $1.0 billion, subject to terms and conditions in the

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Credit Facility. TEGSA had no borrowings under the Credit Facility at June 26, 2026 or the Replaced Credit Facility at September 26, 2025.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) with respect to borrowings in U.S. dollars, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus ½ of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, (2) with respect to borrowings in euro, the Euro Interbank Offered Rate, (3) with respect to borrowings in sterling, the Sterling Overnight Index Average Reference Rate, and (4) with respect to borrowings in yen, the Tokyo Interbank Offered Rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

The fair value of our debt, based on indicative valuations, was approximately $5,602 million and $5,725 million at June 26, 2026 and September 26, 2025, respectively.

8. Leases

The components of lease cost were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Operating lease cost	$40	$37	$118	$106
Variable lease cost	15	14	41	43
Total lease cost	$55	$51	$159	$149

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	For the
	Nine Months Ended
	June 26,	June 27,
	2026	2025

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$116	$108

Right-of-use assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	180	125
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

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

Trade Compliance Matters

As previously reported, as part of our ongoing internal compliance activities, we conducted an investigation related to country of origin for import matters. During the quarter ended June 26, 2026, we filed a perfected prior disclosure to the U.S. Customs and Border Protection Agency (“CBP”) regarding Section 301 unpaid duties, fees, and interest for certain imported products into the U.S. and paid $14 million to CBP to resolve this matter. Although CBP has not yet completed its review of the disclosure, we do not expect that the outcome of the review will have a material effect on our results of operations, financial position, or cash flows.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 26, 2026, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $20 million to $53 million, and we accrued $27 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 26, 2026, we had outstanding letters of credit, letters of guarantee, and surety bonds of $277 million to support normal business activities.

Supply Chain Finance Program

We have an agreement with a financial institution that allows participating suppliers the ability to finance payment obligations. The financial institution has separate arrangements with the suppliers and provides them with the option to request early payment for invoices. We do not determine the terms or conditions of the arrangement between the financial institution and suppliers. Our obligation to suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement and we are not required to post collateral with the financial institution. The outstanding payment obligations under our supply chain finance program, which are included in

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

accounts payable on our Condensed Consolidated Balance Sheets, were $142 million and $161 million at June 26, 2026 and September 26, 2025, respectively.

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,888 million and $4,212 million at June 26, 2026 and September 26, 2025, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,755 million and $5,671 million at June 26, 2026 and September 26, 2025, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.8% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2031, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 26,	September 26,
	2026	2025

	(in millions)
Prepaid expenses and other current assets	$32	$11
Other assets	83	23
Accrued and other current liabilities	86	97
Other liabilities	100	193

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$30	$(228)	$85	$(189)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	5	(336)	117	(158)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $770 million and $569 million at June 26, 2026 and September 26, 2025, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 26,	September 26,
	2026	2025

	(in millions)
Prepaid expenses and other current assets	$70	$73
Other assets	1	7
Accrued and other current liabilities	37	—
Other liabilities	14	—

The impacts of our commodity swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(20)	$7	$114	$59
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	56	16	158	38

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Condensed Consolidated Statement of Operations within the next twelve months.

11. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Operating expense:
Service cost	$8	$7	$1	$1
Other (income) expense:
Interest cost	17	16	8	9
Expected returns on plan assets	(15)	(14)	(11)	(11)
Amortization of net actuarial loss	2	2	1	1
Amortization of prior service credit	(1)	(1)	—	—
Net periodic pension benefit cost (credit)	$11	$10	$(1)	$—

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Operating expense:
Service cost	$23	$23	$4	$5
Other (income) expense:
Interest cost	51	47	25	25
Expected returns on plan assets	(45)	(44)	(35)	(33)
Amortization of net actuarial loss	5	6	3	3
Amortization of prior service credit	(3)	(3)	—	—
Net periodic pension benefit cost (credit)	$31	$29	$(3)	$—

During the nine months ended June 26, 2026, we contributed $35 million and $14 million to our non-U.S. and U.S. pension plans, respectively.

12. Income Taxes

We recorded income tax expense of $223 million and $208 million for the quarters ended June 26, 2026 and June 27, 2025, respectively. We recorded income tax expense of $520 million and $1,128 million for the nine months ended June 26, 2026 and June 27, 2025, respectively. The income tax expense for the nine months ended June 26, 2026 included a $114 million net income tax benefit related primarily to the settlement of prior period tax matters. The income tax expense for the nine months ended June 27, 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. In addition, the income tax expense for the nine months ended June 27, 2025 included $13 million of income tax expense related to the revaluation of deferred tax assets as a result of a decrease in the corporate tax rate in a non-U.S. jurisdiction.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of June 26, 2026 and September 26, 2025, we had $44 million and $89 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the nine months ended June 26, 2026, we recognized an income tax benefit of $45 million related to interest and penalties on the Condensed Consolidated Statements of Operations. Substantially all of this income tax benefit was recognized as part of the settlement of prior period tax matters discussed above.

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Basic	291	296	293	298
Dilutive impact of share-based compensation arrangements	2	2	2	2
Diluted	293	298	295	300

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our ordinary shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Antidilutive share options	—	1	—	1

14. Shareholders’ Equity

Ordinary Shares Held in Treasury

In March 2026, our Board of Directors approved the cancellation of approximately 8.3 million ordinary shares purchased under our share repurchase program during fiscal 2025. The cancellation became effective during the quarter ended March 27, 2026.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Dividends paid per ordinary share	$0.78	$0.71	$2.20	$2.01

In June 2026, our Board of Directors approved an interim cash dividend of $0.78 per ordinary share, payable on September 11, 2026, to shareholders of record on August 21, 2026.

Share Repurchase Program

During the nine months ended June 26, 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. Ordinary shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 26,	June 27,
	2026	2025

	(in millions)
Number of ordinary shares repurchased	6	6
Repurchase value	$1,350	$916

At June 26, 2026, we had $3.0 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Share-based compensation expense	$38	$36	$130	$105

As of June 26, 2026, there was $166 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.4 years.

During the quarter ended December 26, 2025, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	0.3	$67.29
Restricted share awards	0.3	236.28
Performance share awards	0.1	236.28

As of June 26, 2026, we had 17 million shares available for issuance under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant during the quarter ended December 26, 2025 were as follows:

Expected share price volatility	27%
Risk-free interest rate	3.9%
Expected annual dividend per share	$2.84
Expected life of options (in years)	5.5

16. Segment and Geographic Data

Effective at the beginning of the third quarter of fiscal 2026, we realigned a product line within the Transportation Solutions segment. The realignment did not result in any changes at the segment level. The following information reflects our current reporting structure. Prior period results have been recast to conform to the current reporting structure. As a result of the realignment, which was not significant, $30 million and $38 million of net sales were transferred from the commercial transportation business to the automotive business within the Transportation Solutions segment for the six months ended March 27, 2026 and nine months ended June 27, 2025, respectively.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by segment(1) and industry end market were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Transportation Solutions:
Automotive	$1,913	$1,819	$5,590	$5,300
Commercial transportation	434	363	1,207	1,008
Sensors	233	236	672	667
Total Transportation Solutions	2,580	2,418	7,469	6,975
Industrial Solutions:
Digital data networks	813	606	2,234	1,501
Automation and connected living	664	571	1,792	1,562
Aerospace, defense, and marine	419	374	1,208	1,082
Energy	516	384	1,367	879
Medical	168	181	503	514
Total Industrial Solutions	2,580	2,116	7,104	5,538
Total	$5,160	$4,534	$14,573	$12,513
(1)	Intersegment sales were not material.

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Asia–Pacific:
Transportation Solutions	$1,109	$1,016	$3,371	$3,110
Industrial Solutions	842	644	2,337	1,695
Total Asia–Pacific	1,951	1,660	5,708	4,805
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	930	886	2,644	2,425
Industrial Solutions	721	659	2,058	1,762
Total EMEA	1,651	1,545	4,702	4,187
Americas:
Transportation Solutions	541	516	1,454	1,440
Industrial Solutions	1,017	813	2,709	2,081
Total Americas	1,558	1,329	4,163	3,521
Total	$5,160	$4,534	$14,573	$12,513
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents operating results and other data by reportable segment:

	For the Quarter Ended June 26, 2026			For the Nine Months Ended June 26, 2026
	Transportation	Industrial		Transportation	Industrial
	Solutions	Solutions	Total	Solutions	Solutions	Total

	(in millions)
Net sales	$2,580	$2,580	$5,160	$7,469	$7,104	$14,573
Less:
Cost of sales	1,702	1,623	3,325	4,828	4,426	9,254
Selling, general, and administrative expenses	237	295	532	753	853	1,606
Research, development, and engineering expenses	117	113	230	355	337	692
Other segment items(1)	80	12	92	85	38	123
Operating income	$444	$537	$981	$1,448	$1,450	$2,898

Depreciation	$110	$90	$200	$341	$247	$588
Amortization	17	39	56	53	117	170
Capital expenditures	136	168	304	315	517	832

	For the Quarter Ended June 27, 2025			For the Nine Months Ended June 27, 2025
	Transportation	Industrial		Transportation	Industrial
	Solutions	Solutions	Total	Solutions	Solutions	Total

	(in millions)
Net sales	$2,418	$2,116	$4,534	$6,975	$5,538	$12,513
Less:
Cost of sales	1,594	1,340	2,934	4,551	3,543	8,094
Selling, general, and administrative expenses	238	253	491	667	705	1,372
Research, development, and engineering expenses	117	94	211	332	270	602
Other segment items(1)	7	34	41	72	78	150
Operating income	$462	$395	$857	$1,353	$942	$2,295

Depreciation	$100	$64	$164	$293	$169	$462
Amortization	17	35	52	51	81	132
Capital expenditures	121	109	230	369	296	665
(1)	Other segment items consist of acquisition and integration costs and net restructuring and other charges.

Segment assets and a reconciliation of segment assets to total assets were as follows:

	June 26,	September 26,
	2026	2025

	(in millions)
Transportation Solutions	$6,135	$5,975
Industrial Solutions	5,170	4,439
Total segment assets(1)	11,305	10,414
Other current assets	1,967	1,864
Other noncurrent assets	12,798	12,803
Total assets	$26,070	$25,081
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

17. Subsequent Event

On July 22, 2026, we entered into a definitive agreement to acquire Astrodyne TDI, a leading manufacturer of power and filter solutions, for approximately $1.4 billion in cash. The transaction, which is expected to close by the end of calendar year 2026, is subject to customary regulatory approvals and other closing conditions. The business will be reported as part of our Industrial Solutions segment.

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

Summary of Performance

●	Our net sales increased 13.8% and 16.5% in the third quarter and first nine months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025 due to sales growth in both the Industrial Solutions and Transportation Solutions segments. On an organic basis, our net sales increased 12.2% and 11.4% in the third quarter and first nine months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 6.7% and 7.1% in the third quarter and first nine months of fiscal 2026, respectively, due primarily to sales increases in the automotive and commercial transportation end markets.
●	Industrial Solutions—Our net sales increased 21.9% and 28.3% in the third quarter and first nine months of fiscal 2026, respectively, primarily as a result of sales growth in the digital data networks, energy, automation and connected living, and aerospace, defense, and marine end markets.
●	In June 2026, our Board of Directors approved an interim cash dividend of $0.78 per ordinary share, payable on September 11, 2026, to shareholders of record on August 21, 2026.
●	Net cash provided by operating activities was $2,997 million in the first nine months of fiscal 2026.

Outlook

In the fourth quarter of fiscal 2026, we expect our net sales to be approximately $5.25 billion, as compared to $4.75 billion in the fourth quarter of fiscal 2025. This increase is due to sales growth in both the Industrial Solutions and Transportation Solutions segments. In the fourth quarter of fiscal 2026, we expect diluted earnings per share from continuing operations to be approximately $2.84 per share. This outlook reflects the negative impact of foreign currency exchange rates on net sales of approximately $10 million in the fourth quarter of fiscal 2026 as compared to the same period of fiscal 2025. Also, this outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels. It does not include results related to our anticipated acquisition of Astrodyne TDI.

Acquisitions

On July 22, 2026, we entered into a definitive agreement to acquire Astrodyne TDI, a leading manufacturer of power and filter solutions, for approximately $1.4 billion in cash. The transaction, which is expected to close by the end of calendar year 2026, is subject to customary regulatory approvals and other closing conditions. The business will be reported as part of our Industrial Solutions segment.

During the first nine months of fiscal 2026, we acquired one business for a cash purchase price of $200 million, net of cash acquired. The acquisition includes certain earn-out provisions based on business performance for which we have estimated the acquisition-date fair value to be approximately $150 million. The acquired business has been reported as part of our Industrial Solutions segment from the date of acquisition.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 27,		June 26,		June 27,
	2026		2025		2026		2025

	($ in millions)
Transportation Solutions	$2,580	50%	$2,418	53%	$7,469	51%	$6,975	56%
Industrial Solutions	2,580	50	2,116	47	7,104	49	5,538	44
Total	$5,160	100%	$4,534	100%	$14,573	100%	$12,513	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 26, 2026					Change in Net Sales for the Nine Months Ended June 26, 2026
	versus Net Sales for the Quarter Ended June 27, 2025					versus Net Sales for the Nine Months Ended June 27, 2025
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth		Growth		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$162	6.7%	$110	4.5%	$52	$494	7.1%	$256	3.7%	$238	$—
Industrial Solutions	464	21.9	444	21.0	20	1,566	28.3	1,172	21.2	122	272
Total	$626	13.8%	$554	12.2%	$72	$2,060	16.5%	$1,428	11.4%	$360	$272

Net sales increased $626 million, or 13.8%, in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 due to organic net sales growth of 12.2% and the positive impact of foreign currency translation of 1.6% due to the strengthening of certain foreign currencies. Net pricing actions positively affected organic net sales by $34 million in the third quarter of fiscal 2026.

In the first nine months of fiscal 2026, net sales increased $2,060 million, or 16.5%, as compared to the first nine months of fiscal 2025 due to organic net sales growth of 11.4%, the positive impact of foreign currency translation of 2.9% due to the strengthening of certain foreign currencies, and the positive impact of 2.2% from acquisitions. Richards

Manufacturing Co. (“Richards Manufacturing”), which was acquired on April 1, 2025, contributed incremental net sales of $227 million in the first six months of fiscal 2026 over the same period in fiscal 2025. Net pricing actions positively affected organic net sales by $85 million in the first nine months of fiscal 2026.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2026.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 27,		June 26,		June 27,
	2026		2025		2026		2025

	($ in millions)
Asia–Pacific	$1,951	38%	$1,660	37%	$5,708	39%	$4,805	38%
EMEA	1,651	32	1,545	34	4,702	32	4,187	34
Americas	1,558	30	1,329	29	4,163	29	3,521	28
Total	$5,160	100%	$4,534	100%	$14,573	100%	$12,513	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 26, 2026					Change in Net Sales for the Nine Months Ended June 26, 2026
	versus Net Sales for the Quarter Ended June 27, 2025					versus Net Sales for the Nine Months Ended June 27, 2025
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth		Growth		Translation	Growth		Growth		Translation	Acquisitions

	($ in millions)
Asia–Pacific	$291	17.5%	$254	15.3%	$37	$903	18.8%	$813	16.9%	$90	$—
EMEA	106	6.9	79	5.2	27	515	12.3	269	6.4	246	—
Americas	229	17.2	221	16.5	8	642	18.2	346	9.8	24	272
Total	$626	13.8%	$554	12.2%	$72	$2,060	16.5%	$1,428	11.4%	$360	$272

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 27,		June 26,	June 27,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Cost of sales	$3,325	$2,934	$391	$9,254	$8,094	$1,160
As a percentage of net sales	64.4%	64.7%		63.5%	64.7%

Gross margin	$1,835	$1,600	$235	$5,319	$4,419	$900
As a percentage of net sales	35.6%	35.3%		36.5%	35.3%

Gross margin increased $235 million and $900 million in the third quarter and first nine months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025 due primarily to higher volume and improved manufacturing productivity.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		For the		For the
		Quarters Ended		Nine Months Ended
		June 26,	June 27,	June 26,	June 27,
	Measure	2026	2025	2026	2025
Copper	Lb.	$5.00	$4.32	$4.70	$4.21
Gold	Troy oz.	3,682	2,715	3,428	2,498
Silver	Troy oz.	50.46	29.80	45.59	28.43
Palladium	Troy oz.	1,311	1,019	1,253	1,073

We expect to purchase approximately 195 million pounds of copper, 105,000 troy ounces of gold, 1.8 million troy ounces of silver, and 15,000 troy ounces of palladium in fiscal 2026.

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 27,		June 26,	June 27,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Selling, general, and administrative expenses	$532	$491	$41	$1,606	$1,372	$234
As a percentage of net sales	10.3%	10.8%		11.0%	11.0%

Restructuring and other charges, net	$83	$14	$69	$103	$109	$(6)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $41 million and $234 million in the third quarter and first nine months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025. The increase in the third quarter of fiscal 2026 resulted primarily from increased selling expenses to support higher sales levels. The increase in the first nine months of fiscal 2026 was due primarily to increased selling expenses to support higher sales levels, the negative impact of foreign currency translation, higher incentive compensation costs, and the release of reserves associated with trade compliance matters in fiscal 2025.

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

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. We incurred net restructuring charges of $96 million during the first nine months of fiscal 2026, of which $86 million related to our fiscal 2026 program. Annualized cost savings related to the fiscal 2026 actions commenced during the first nine months of fiscal 2026 are expected to be approximately $58 million and are expected to be fully realized by the end of fiscal 2029. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2026, we expect total restructuring charges to be approximately $100 million and total cash spend, which will be funded with cash from operations, to be approximately $110 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 27,		June 26,	June 27,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Operating income	$981	$857	$124	$2,898	$2,295	$603
Operating margin	19.0%	18.9%		19.9%	18.3%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$9	$27	$20	$41
Charges associated with the amortization of acquisition-related fair value adjustments	—	3	3	6
	9	30	23	47
Restructuring and other charges, net	83	14	103	109
Amortization expense	56	52	170	132
Total	$148	$96	$296	$288

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 27,		June 26,	June 27,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Interest expense	$31	$28	$3	$93	$48	$45

Income tax expense	223	208	15	520	1,128	(608)
Effective tax rate	23.0%	24.6%		18.1%	48.9%

Interest Expense. Interest expense increased $45 million in the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 due primarily to higher average debt levels and cost of debt.

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for discussion of income taxes.

Segment Results

Effective at the beginning of the third quarter of fiscal 2026, we realigned a product line within the Transportation Solutions segment. Prior period results have been recast to conform to the current reporting structure. See Note 16 to the Condensed Consolidated Financial Statements for additional information regarding the realignment.

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 27,		June 26,		June 27,
	2026		2025		2026		2025

	($ in millions)
Automotive	$1,913	74%	$1,819	75%	$5,590	75%	$5,300	76%
Commercial transportation	434	17	363	15	1,207	16	1,008	14
Sensors	233	9	236	10	672	9	667	10
Total	$2,580	100%	$2,418	100%	$7,469	100%	$6,975	100%

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2026					Change in Net Sales for the Nine Months Ended June 26, 2026
	versus Net Sales for the Quarter Ended June 27, 2025					versus Net Sales for the Nine Months Ended June 27, 2025
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Growth		Growth (Decline)		Translation

	($ in millions)
Automotive	$94	5.2%	$53	2.9%	$41	$290	5.5%	$105	2.0%	$185
Commercial transportation	71	19.6	63	17.8	8	199	19.7	169	16.9	30
Sensors	(3)	(1.3)	(6)	(2.8)	3	5	0.7	(18)	(2.7)	23
Total	$162	6.7%	$110	4.5%	$52	$494	7.1%	$256	3.7%	$238

Net sales in the Transportation Solutions segment increased $162 million, or 6.7%, in the third quarter of fiscal 2026 from the third quarter of fiscal 2025 due to organic net sales growth of 4.5% and the positive impact of foreign currency translation of 2.2%. Net price erosion negatively affected organic net sales by $12 million in the third quarter of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 2.9% in the third quarter of fiscal 2026 as a result of growth of 5.6% in the Asia–Pacific region and 2.6% in the EMEA region, partially offset by declines of 3.8% in the Americas region. Overall, our organic net sales growth resulted primarily from increased content per vehicle, partially offset by declines in global vehicle production.
●	Commercial transportation—Our organic net sales increased 17.8% in the third quarter of fiscal 2026 due to growth across all regions.
●	Sensors—Our organic net sales decreased 2.8% in the third quarter of fiscal 2026 resulting from declines in transportation applications, partially offset by growth in industrial applications.

In the first nine months of fiscal 2026, net sales in the Transportation Solutions segment increased $494 million, or 7.1%, from the first nine months of fiscal 2025 due to organic net sales growth of 3.7% and the positive impact of foreign currency translation of 3.4%. Net price erosion negatively affected organic net sales by $46 million in the first nine months of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 2.0% in the first nine months of fiscal 2026 as a result of growth of 3.5% in the Asia–Pacific region and 2.8% in the EMEA region, partially offset by declines of 4.2% in the Americas region. Overall, our organic net sales growth was due primarily to increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 16.9% in the first nine months of fiscal 2026 as a result of growth across all regions.
●	Sensors—Our organic net sales decreased 2.7% in the first nine months of fiscal 2026 due to declines in transportation applications, partially offset by growth in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 27,		June 26,	June 27,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Operating income	$444	$462	$(18)	$1,448	$1,353	$95
Operating margin	17.2%	19.1%		19.4%	19.4%

Operating income in the Transportation Solutions segment decreased $18 million in the third quarter of fiscal 2026 and increased $95 million in the first nine months of fiscal 2026 as compared to the same periods of fiscal 2025. Excluding the items below, operating income increased in the third quarter of fiscal 2026 due primarily to improved manufacturing productivity. Excluding the items below, operating income increased in the first nine months of fiscal 2026 primarily as a result of improved manufacturing productivity, partially offset by price erosion.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Acquisition and integration costs	$1	$—	$1	$—
Restructuring and other charges, net	79	7	84	72
Amortization expense	17	17	53	51
Total	$97	$24	$138	$123

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 27,		June 26,		June 27,
	2026		2025		2026		2025

	($ in millions)
Digital data networks	$813	32%	$606	29%	$2,234	32%	$1,501	27%
Automation and connected living	664	26	571	27	1,792	25	1,562	28
Aerospace, defense, and marine	419	16	374	18	1,208	17	1,082	20
Energy	516	20	384	18	1,367	19	879	16
Medical	168	6	181	8	503	7	514	9
Total	$2,580	100%	$2,116	100%	$7,104	100%	$5,538	100%

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2026					Change in Net Sales for the Nine Months Ended June 26, 2026
	versus Net Sales for the Quarter Ended June 27, 2025					versus Net Sales for the Nine Months Ended June 27, 2025
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Digital data networks	$207	34.2%	$205	34.0%	$2	$733	48.8%	$715	47.7%	$18	$—
Automation and connected living	93	16.3	83	14.3	10	230	14.7	180	11.5	49	1
Aerospace, defense, and marine	45	12.0	43	11.5	2	126	11.6	100	9.2	26	—
Energy	132	34.4	126	32.7	6	488	55.5	189	21.5	28	271
Medical	(13)	(7.2)	(13)	(7.2)	—	(11)	(2.1)	(12)	(2.3)	1	—
Total	$464	21.9%	$444	21.0%	$20	$1,566	28.3%	$1,172	21.2%	$122	$272

In the Industrial Solutions segment, net sales increased $464 million, or 21.9%, in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 due primarily to organic net sales growth of 21.0%. Net pricing actions positively affected organic net sales by $46 million in the third quarter of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 34.0% in the third quarter of fiscal 2026 due primarily to growth in artificial intelligence applications.
●	Automation and connected living—Our organic net sales increased 14.3% in the third quarter of fiscal 2026 due primarily to growth in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 11.5% in the third quarter of fiscal 2026 primarily as a result of growth in the defense and commercial aerospace markets.
●	Energy—Our organic net sales increased 32.7% in the third quarter of fiscal 2026 with growth across all regions and strength in grid hardening and data center applications.
●	Medical—Our organic net sales decreased 7.2% in the third quarter of fiscal 2026 due primarily to reduced demand resulting from supply chain dynamics.

Net sales in the Industrial Solutions segment increased $1,566 million, or 28.3%, in the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 due to organic net sales growth of 21.2%, the positive impact of 4.9% from acquisitions, and the positive impact of foreign currency translation of 2.2%. Richards Manufacturing, which was acquired on April 1, 2025, contributed incremental net sales of $227 million in the first six months of fiscal 2026 over the same period in fiscal 2025. Net pricing actions positively affected organic net sales by $131 million in the first nine months of fiscal 2026. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 47.7% in the first nine months of fiscal 2026 primarily as a result of growth in artificial intelligence applications.
●	Automation and connected living—Our organic net sales increased 11.5% in the first nine months of fiscal 2026 primarily as a result of growth in factory automation applications.
●	Aerospace, defense, and marine—Our organic net sales increased 9.2% in the first nine months of fiscal 2026 due primarily to growth in the defense and commercial aerospace markets.
●	Energy—Our organic net sales increased 21.5% in the first nine months of fiscal 2026 with growth in all regions and strength in grid hardening and data center applications.

●	Medical—Our organic net sales decreased 2.3% in the first nine months of fiscal 2026 primarily as a result of our strategic exit of a product line.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 27,		June 26,	June 27,
	2026	2025	Change	2026	2025	Change

	($ in millions)
Operating income	$537	$395	$142	$1,450	$942	$508
Operating margin	20.8%	18.7%		20.4%	17.0%

Operating income in the Industrial Solutions segment increased $142 million and $508 million in the third quarter and first nine months of fiscal 2026, respectively, as compared to the same periods of fiscal 2025. Excluding the items below, operating income increased in the third quarter and first nine months of fiscal 2026 primarily as a result of higher volume.

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$27	$19	$41
Charges associated with the amortization of acquisition-related fair value adjustments	—	3	3	6
	8	30	22	47
Restructuring and other charges, net	4	7	19	37
Amortization expense	39	35	117	81
Total	$51	$72	$158	$165

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to acquire strategic businesses or product lines, reduce our outstanding debt, or return cash to shareholders through dividends on our ordinary shares or purchases of our ordinary shares pursuant to our authorized share repurchase program. We may also use excess cash and other funding to make strategic acquisitions. We intend to fund the anticipated acquisition of Astrodyne TDI with a combination of available cash and the issuance of commercial paper and, if necessary, borrowing under our existing credit facility and/or new debt financing. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

Cash Flows from Operating Activities

In the first nine months of fiscal 2026, net cash provided by operating activities increased $279 million to $2,997 million from $2,718 million in the first nine months of fiscal 2025. The increase resulted primarily from higher pre-tax income, partially offset by the impact of changes in working capital levels and an increase in income tax payments. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2026 and 2025 was $353 million and $184 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $832 million and $665 million in the first nine months of fiscal 2026 and 2025, respectively. We expect fiscal 2026 capital spending levels to be approximately 6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2026, we acquired one business for a cash purchase price of $200 million, net of cash acquired. We acquired Richards Manufacturing for approximately $2.3 billion, net of cash acquired, during the first nine months of fiscal 2025. Also during the first nine months of fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at June 26, 2026 and September 26, 2025 was $5,632 million and $5,694 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the first nine months of fiscal 2026, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $200 million aggregate principal amount of 4.50% senior notes due in February 2031 and $550 million aggregate principal amount of 4.875% senior notes due in February 2036. The February 2031 senior notes represent a further issuance of TEGSA’s outstanding $450 million aggregate principal amount of 4.50% senior notes which were issued in fiscal 2025 and bring the total aggregate principal amount of the 4.50% senior notes due in February 2031 to $650 million. The new notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first nine months of fiscal 2026, TEGSA repaid, at maturity, $500 million of 4.50% senior notes and $350 million of 3.70% senior notes, both due in February 2026.

At June 26, 2026, TEGSA had $100 million of commercial paper outstanding at a weighted-average interest rate of 3.95%. TEGSA had no commercial paper outstanding at September 26, 2025.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in February 2026 with aggregate commitments of $3.0 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in February 2031 and contains provisions that allow for incremental commitments of up to $1.0 billion, subject to terms and conditions in the Credit Facility. TEGSA had no borrowings under the Credit Facility at June 26, 2026 or the Replaced Credit Facility at September 26, 2025.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) with respect to borrowings in U.S. dollars, (a) the term secured overnight financing rate (“Term SOFR”) (as defined in the Credit Facility) or (b) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus ½ of 1%, (iii) the Term SOFR for a one-month interest period plus 1%, and (iv) 1%, (2) with respect to borrowings in euro, the Euro Interbank Offered Rate, (3) with respect to borrowings in sterling, the Sterling Overnight Index Average Reference Rate, and (4) with respect to borrowings in yen, the Tokyo Interbank Offered Rate, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee. Based on the applicable credit ratings of TEGSA, this fee ranges from 5.0 to 12.5 basis points of the lenders’ commitments under the Credit Facility.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 (or temporarily 4.25 following a qualified acquisition) to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of

June 26, 2026, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary share dividends to shareholders were $643 million and $594 million in the first nine months of fiscal 2026 and 2025, respectively.

In June 2026, our Board of Directors approved an interim cash dividend of $0.78 per ordinary share, payable on September 11, 2026, to shareholders of record on August 21, 2026.

During the first nine months of fiscal 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. Ordinary shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 26,	June 27,
	2026	2025

	(in millions)
Number of ordinary shares repurchased	6	6
Repurchase value	$1,350	$916

At June 26, 2026, we had $3.0 billion of availability remaining under our share repurchase authorization.

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

	June 26,	September 26,
	2026	2025

	(in millions)
Balance Sheet Data:
Total current assets	$1,271	$1,236
Total noncurrent assets(1)	4,558	2,465

Total current liabilities	610	1,348
Total noncurrent liabilities(2)	10,728	10,033
(1)	Includes $4,479 million and $2,444 million as of June 26, 2026 and September 26, 2025, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $5,094 million and $5,001 million as of June 26, 2026 and September 26, 2025, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 26,	September 26,
	2026	2025

	(in millions)
Statement of Operations Data:
Income (loss) from continuing operations	$262	$(197)
Net income (loss)	262	(197)

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

At June 26, 2026, we had outstanding letters of credit, letters of guarantee, and surety bonds of $277 million to support normal business activities.

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

Trade Compliance Matters

As previously reported, as part of our ongoing internal compliance activities, we conducted an investigation related to country of origin for import matters. During the third quarter of fiscal 2026, we filed a perfected prior disclosure to the U.S. Customs and Border Protection Agency (“CBP”) regarding Section 301 unpaid duties, fees, and interest for certain imported products into the U.S. and paid $14 million to CBP to resolve this matter. Although CBP has not yet completed its review of the disclosure, we do not expect that the outcome of the review will have a material effect on our results of operations, financial position, or cash flows.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension plans are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025. There were no significant changes to this information during the first nine months of fiscal 2026.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, tariffs, supply chain disruptions, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflicts in certain parts of the world and any resulting supply chain or other disruptions, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure, including as a result of artificial intelligence;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to scrutiny and expectations regarding environmental, social, and governance matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;

●	the possible effects on us of various global legislative proposals and other initiatives that could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being an Irish corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2026. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 26, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2026.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 26, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended June 26, 2026:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
March 28–April 24, 2026	470,153	$222.42	470,153	$3,465,725,645
April 25–May 29, 2026	1,170,684	206.48	1,170,684	3,223,998,893
May 30–June 26, 2026	883,003	209.96	883,003	3,038,607,594
Total	2,523,840	210.67	2,523,840
(1)	During the quarter ended June 26, 2026, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with the share repurchase program originally announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended June 26, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

Date: July 24, 2026