Form 10-K
period 2026-09-25
TE Connectivity plc
filed 2026-11-09
CIK 1385157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2026
or
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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates was $59.0 billion as of March 27, 2026, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of ordinary shares outstanding as of November 5, 2026 was 286,695,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2027 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

© 2026 TE Connectivity plc. All rights reserved.

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

On September 30, 2024, TE Connectivity Ltd., our former parent entity, merged with and into TE Connectivity plc, a public limited company incorporated under Irish law and the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. Effective beginning in fiscal 2025, we are organized under the laws of Ireland.

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2026, 2025, and 2024 ended on September 25, 2026, September 26, 2025, and September 27, 2024, respectively. Fiscal 2026, 2025, and 2024 were each 52 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks, with the next occurrence taking place in fiscal 2028.

Segments

We operate through two reportable segments: Transportation Solutions and Industrial Solutions. We believe our two segments served a combined market of approximately $135 billion as of fiscal year end 2026.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2026	2025	2024
Transportation Solutions	50%	54%	60%
Industrial Solutions	50	46	40
Total	100%	100%	100%

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
●	Commercial transportation (16% of segment’s net sales)—We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.
●	Sensors (9% of segment’s net sales)—We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, heat shrink tubing, relays, interventional medical components, wire and cable, and filters. The Industrial Solutions segment’s products are used in the following end markets:

●	Digital data networks (32% of segment’s net sales)—We deliver advanced signal and power connectivity solutions, together with associated thermal solutions, for the rapidly evolving artificial intelligence (“AI”) data center and AI edge ecosystems. We also provide connectivity solutions for networking, wireless infrastructure, and the Internet of Things, helping our customers address today’s requirements and enable next-generation technologies.
●	Automation and connected living (25% of segment’s net sales)—Our products are used in factory and warehouse automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our building automation and smart city infrastructure products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Additionally, we provide both standard products and custom-designed solutions to meet the daily demands of home appliances.
●	Energy (19% of segment’s net sales)—Our products are used by electric power utilities, OEMs, data center owners, and engineering procurement construction companies serving the electrical power grid and renewables industries. We offer products and solutions that are used to build resilient and modern grids, scale clean energy and data center power, and advance intelligent grid networks. These include a wide range of insulation, protection, and connection solutions for electrical power generation, transmission, distribution, and industrial markets.
●	Aerospace, defense, and marine (17% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Medical (7% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.

The Industrial Solutions segment competes primarily against Amphenol, Molex, Hubbell, JST, Integer Holdings, and Korea Electric Terminal (KET).

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

We manufacture and sell a broad portfolio of products to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that our diversified customer base provides us with an opportunity to leverage our skills and experience across markets and reduce our exposure to individual end markets, thereby reducing the variability of our financial performance. Additionally, we believe that the diversity of our customer base reduces the level of cyclicality in our results and distinguishes us from our competitors.

No single customer accounted for a significant amount of our net sales in fiscal 2026, 2025, or 2024.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2026	2025	2024
Asia–Pacific	39%	38%	34%
Europe/Middle East/Africa (“EMEA”)	32	33	37
Americas	29	29	29
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 130 countries primarily through direct selling efforts to manufacturers. In fiscal 2026, our direct sales represented approximately 70% of total net sales. We also sell our products indirectly via third-party distributors.

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

Certain of our end markets experience some seasonality. Our sales in the automotive market are dependent upon global vehicle production which generally follows seasonal trends. Production has historically been the strongest in the first fiscal quarter in Asia whereas European production typically declines in the fourth fiscal quarter. Also, our sales in the energy market typically increase in the third and fourth fiscal quarters as customer activity increases.

Customer orders and demand may fluctuate as a result of economic and market conditions. Backlog by reportable segment was as follows:

	Fiscal Year End
	2026	2025

	(in millions)
Transportation Solutions	$2,724	$2,278
Industrial Solutions	5,664	3,910
Total	$8,388	$6,188

We expect that the majority of our backlog at fiscal year end 2026 will be filled during fiscal 2027. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We continue to experience general downward pressure on our prices. However, as a result of increased costs and tariffs, certain of our businesses implemented price increases in recent years.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2026, we employed approximately 104,000 people worldwide, including 14,000 contract employees. Approximately 42,000 were in the Asia–Pacific region, 36,000 were in the EMEA region, and 26,000 were in the Americas region. Of our total employees, approximately 65,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our success.

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

Inclusion

We are committed to leveraging the skills and perspectives of a wealth of backgrounds and experiences, and building a workforce and supplier network that represents our global markets and the customers we serve. We strive to maintain a work environment where all employees are engaged, feel their differences are valued and mutually-respected, and believe that all opinions count. Our people reflect our customers and markets. Our employees work in over 50 countries and represent approximately 150 nationalities, and our total workforce is approximately 40% women.

Our employee resource groups (“ERGs”) are company-sponsored, employee-led groups that focus on shared identities or experiences of employees. These groups apply those perspectives to create value for our company as a whole. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2026, we had eight ERGs—African Heritage, ALIGN (lesbian, gay, bisexual, transgender, and queer employees (LGBTQ+) and their allies), Asian Heritage, Latin Heritage, TE Veterans, TE Young Professionals, THRIVE (employees with mental, emotional, and physical disabilities and their allies), and Women in Networking—with over 14,000 members worldwide. Our ERGs welcome any employee interested in supporting their mission and participation is optional.

Employee Engagement

Our annual employee engagement survey explores how employees feel about their experience at our company and enables us to develop tailored actions to enhance the working environment. Focused on measuring engagement, inclusion, well-being, and leadership effectiveness, this fully digital, enterprise-wide survey is available to all employees in 22 languages. We had a participation rate of 87% in fiscal 2026. Our engagement, inclusion, and leadership effectiveness indices were consistent with fiscal 2025 results and our well-being index increased slightly from fiscal 2025. Our engagement and inclusion scores were once again favorable when compared to external global manufacturing benchmarks.

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

We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average over 25 years of industry experience. They are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in the industry. For discussion of the risks relating to the attraction and retention of management and executive management employees, see “Part I. Item 1A. Risk Factors.”

Health, Safety, and Well-being

We are committed to the health, safety, well-being, and human rights of our employees, ensuring that all of our people can thrive both at work and beyond. Our approach goes beyond compliance. We strive to create an environment where everyone feels safe, respected, and supported, while providing the tools and resources needed to balance work and personal lives and take ownership of their well-being. Our environmental, health, and safety teams continuously seek ways to raise the standards of safety, health, well-being, and human rights across our organization. Our “Mission Zero” strategy engages all employees to review our safety policies, complete training, and sign a personal commitment to uphold a safe work environment. We aspire to be an injury-free workplace and, as such, we have compliance audits and internal processes in place to stay ahead of workplace hazards. In fiscal 2026, our Occupational Safety and Health Administration (“OSHA”) total recordable incident rate—a rate equivalent to the number of incidents per 100 employees or 200,000 work hours—was 0.16, with no employee or contractor fatalities.

We remain focused on the protection of global human rights and have instituted several policies to guide us including our global human rights policy and our human trafficking and modern slavery policy. Our Human Rights Committee of cross-functional leaders assesses and mitigates the areas of greatest risk for our operations and value chain, and we have developed a roadmap to strengthen our human rights approach. We apply high standards of human rights and require that our suppliers do the same.

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

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating GHG emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2026, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $20 million to $53 million, and we accrued $27 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2027 for environmental control facilities or other costs of compliance with laws or regulations relating to GHG emissions.

Sustainability

We look to build on our strong foundation of environmental sustainability in our operations. Our One Connected World strategy guides how we balance investor and customer expectations and drive improved environmental sustainability. We support a safer, sustainable, productive, and connected future through the products that come out of our facilities.

Our sustainability initiatives began several years ago and have continued to evolve. From fiscal 2020 to 2026, we achieved more than a 25% reduction in energy use intensity, approximately a 20% reduction in total water withdrawal, and more than a 70% reduction in absolute GHG emissions for Scopes 1 and 2. Also, in fiscal 2026, we diverted approximately 95% of waste away from landfill or incineration without energy recovery.

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

Our mid-term goals and long-term ambitions, certain of which have already been achieved, include the following:

		Targeted Fiscal Year
	Baseline Fiscal Year	of Achievement	Achieved
70%+ reduction in absolute GHG emissions for Scopes 1 and 2	2020	2030	X
30% reduction in absolute GHG emissions for Scope 3	2022	2032
3% reduction in water withdrawal	2024	2029
98% Zero Waste to Landfill	n/a	2029
80% renewable electricity use in our operations	n/a	ongoing	X

We continue to assess our goals and ambitions and periodically update our environmental commitments.

As we achieved our previously reported water reduction initiative in fiscal 2025, we have endeavored to expand our water stewardship from 30 targeted sites to a comprehensive water withdrawal goal starting in fiscal 2026. Our current goal is a 3% reduction in total water withdrawal on a company-wide basis by fiscal 2029 (from a fiscal 2024 base year).

Our waste initiative is focused on achieving Zero Waste to Landfill (“ZWTL”) by fiscal 2029 partnering across our organization to minimize waste, utilize circular materials, and divert waste from landfill or incineration without energy recovery. For us, ZWTL means that at least 98% of all operational waste will be diverted from landfill or incineration through prevention, reuse, recycling, or energy recovery.

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

Additional information regarding our sustainability initiatives and progress is available in our annual Corporate Responsibility Report located on our website at www.te.com under the heading “Sustainability—Reporting and Policies.” The contents of our Corporate Responsibility Report are not incorporated by reference in this Annual Report.

Available Information

All periodic and current reports, registration filings, and other filings that we are required to file with the United States Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge through our website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC. The information on our website is not incorporated by reference in this Annual Report.

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

Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including new or increasing tariffs and other barriers to trade, including ongoing trade and tariff tensions between the United States (“U.S.”), China, the EU, and other countries, changes to fiscal and monetary policy, inflation or deflation, slower growth or recession, higher interest rates, labor disruptions, the cost and availability of consumer and business credit, end demand from consumer and industrial markets, significant bank failures, government shutdowns, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt. Any of these economic factors could cause our customers to experience deterioration of their businesses, cash flow, financial condition, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions, expectations for future revenue, projected future cash flows, or other factors have triggered and could trigger additional recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

Foreign currency exchange rates may adversely affect our results.

Our Consolidated Financial Statements are prepared in U.S. dollars; however, many of our non-U.S. operations have a functional currency other than the U.S. dollar, and their results are translated into U.S. dollars for reporting purposes. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 55% of our net sales for fiscal 2026 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease, which may have an adverse effect on our operating results as reported in U.S. dollars.

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

The global equity markets have been volatile and at times credit markets have been disrupted, which has reduced the availability of investment capital and credit. Downgrades of sovereign debt credit ratings in the past have similarly affected the availability and cost of capital. As a result, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

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
•

instability in economic or political conditions, including elections, sovereign debt levels, government shutdowns, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts, including the continuing military conflicts in certain parts of the world and any resulting supply chain or other disruptions; and

•	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China, including 19 principal manufacturing sites. In addition, approximately 25% of our net sales in fiscal 2026 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China continues to evolve and is subject to change. There also continues to be significant uncertainty about the relationship between the U.S. and China, including with respect to geopolitics, trade policies, treaties, government regulations, and tariffs. The current political climate has intensified concerns about trade tensions between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions; changes to the regulatory environment; increased trade barriers, tariffs, or restrictions; or interpretation of Chinese law.

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

Various legislative and regulatory proposals have been directed at multinational companies, such as:

•

The global minimum tax framework developed by the Organisation for Economic Co-operation and Development (“OECD”) represents a significant structural change to the international tax system, and participating countries continue to enact and implement rules imposing a 15% global minimum tax. Ireland implemented the OECD’s global minimum tax rules, which were effective for us beginning in fiscal 2025. We anticipate further legislative activity and administrative guidance as the framework evolves and will continue to assess the implications in the jurisdictions in which we operate.

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

Public awareness regarding climate change has led to international treaties and agreements and legislative and regulatory efforts. We may also be subject to larger, global climate change initiatives, laws, regulations, or orders, such as any laws or regulations to implement the Paris Climate Agreement, which seek to reduce GHG emissions. In addition to government requirements, our customers also impose climate-related requirements on their suppliers, including us. Any failure, or perceived failure, to comply with these requirements may result in reduced demand for our products, reputational harm, or other adverse impacts on our business.

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

Continued scrutiny and expectations regarding environmental, social, and governance (“ESG”) and sustainability matters could result in additional costs or risks or otherwise adversely impact our business.

Companies across industries face scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary and potential mandatory ESG initiatives and disclosures may result in increased costs, changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. Further, our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including increasing regulatory requirements and stakeholder expectations, our ability to recruit, develop, and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations, the growth of our business, cost considerations, and the development and availability of cost-effective technologies or resources that support our goals. An inability to receive or maintain favorable ESG ratings could negatively impact our reputation or impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Unfavorable ESG ratings could also lead to negative investor sentiment towards us or our industry, which could negatively impact the price of our shares as well as our access to and cost of capital.

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

Approximately 38% of our net sales for fiscal 2026 were to customers in the automotive end market. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers. Further, work stoppages or slowdowns experienced by our customers in the automotive industry, or changes in consumer preferences, could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles.

During fiscal 2026, approximately 16% of our net sales were to customers in the digital data networks end market and approximately 12% of our net sales were to customers in the automation and connected living end market. Demand in the digital data networks market can fluctuate significantly, depending on the underlying demand in the networking, data center, and wireless infrastructure industries. The overall market trends of increased data connectivity and continued movement to AI applications have had a favorable impact on demand. Demand in the automation and connected living end market is dependent upon economic conditions, including customer investment in factory and warehouse automation, process control systems, and building automation and smart city infrastructure, as well as market conditions in the home appliances market.

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

AI technologies are rapidly evolving and are expected to play an increasingly important role in enhancing productivity, accelerating innovation, improving engineering and manufacturing processes, supporting customer engagement, and enabling data-driven decision making across business. AI technologies are complex, and we face significant competition, including from our own clients, who may develop their own internal AI-related capabilities, which can lead to reduced demand for our products. The development, adoption, and use of AI technologies is still in the early stages and involves significant risks and uncertainties, which may expose us to legal, reputational, and financial harm. AI algorithms and training methodologies may be flawed, and datasets may be overbroad, insufficient, or contain biased information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and health and safety, among others, and also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, or ethical concerns that could adversely affect our business, reputation, or financial results.

As AI technologies continue to evolve, future adoption of more autonomous capabilities may introduce additional legal, regulatory, operational, cybersecurity, safety, and reputational risks. If we are unable to effectively address the risks associated with the development, deployment, use, or governance of AI technologies, our business, results of operations, financial condition, and reputation could be adversely affected. Additionally, there can be no assurances that the use of AI technologies will enhance our products and service or be beneficial to our business, including our efficiency, safety, or profitability.

Pressure to lower our prices has and may in the future result in price erosion.

We continue to experience general downward pressure on our prices. Although pricing actions initiated in recent years have positively impacted our net sales, we have previously experienced price erosion averaging from 1% to 2% each year. To maintain our margins, we must continue to reduce our costs by similar amounts. We cannot provide assurance that pressure to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

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

Risks Relating to Our Operations

Our results are sensitive to raw material availability, quality, and cost, and shortages, deteriorations in quality, or price increases could lead to a materially negative impact on our results of operations, financial position, and cash flows.

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

Our success depends to a significant extent upon our continued ability to retain our management and executive management employees and hire new management and executive management employees to replace, succeed, or add to members of our management team. Our management team has significant industry experience and would be difficult to replace. Competition for management talent is intense, and any difficulties we may have in retaining or hiring members of management to achieve our objectives may have an adverse effect on our results of operations, financial position, and cash flows.

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

We regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings, and we have completed a number of acquisitions in recent years. We anticipate that we will continue to pursue acquisition opportunities as part of our growth strategy. We cannot provide assurance that we will identify or successfully complete transactions with acquisition candidates in the future. We also cannot provide assurance that completed acquisitions will be successful. Likewise, from time to time, we experience difficulty and unanticipated expenses associated with purchasing and integrating acquired businesses, and the acquired businesses do not always perform and deliver the financial benefits expected. We have also experienced challenges at times following the acquisition of a new company or business, including, but not limited to, managing the operations, manufacturing facilities, and technology; maintaining and increasing the customer base; or retaining key employees, suppliers, or distributors. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

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

In the normal course of business, we are or may be, from time to time, the subject of government or private litigation as a result of a number of factors and from various sources, including (i) reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies and (ii) litigation alleging the infringement of intellectual property rights, anti-competitive behavior, securities law violations, product liability, breach of contract, and employment-related claims. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, which could cause a material adverse effect on our results of operations, financial position, and cash flows.

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

We also must comply with applicable trade regulations in the jurisdictions where we operate. Some of our products, including defense-related products, may require governmental import and export licenses, the issuance of which may be influenced by geopolitical and other events. Any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows.

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

Irish law generally provides that a company’s board of directors may allot and issue shares (or rights to subscribe for or convert into shares) without being required first to offer those shares to existing shareholders on a pro-rata basis, if authorized to do so by the company’s articles of association or by resolution of shareholders of the company. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point the authorization must be renewed by another shareholder resolution. Our articles of association authorize our Directors to allot shares up to the maximum of our authorized but unissued share capital for a period of five years from September 30, 2024. This authorization will need to be renewed upon its expiration and at periodic intervals thereafter. Under Irish law, these authorities may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of shares being sought or approved.

Additionally, under Irish law, we may only pay dividends and, generally, make share repurchases and redemptions from profits available for distribution. These may be created through our earnings or other methods (including certain intragroup reorganizations involving the capitalization of our undistributable profits and their subsequent reduction). While it is our intention to maintain a sufficient level of profits available for distribution in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that we will maintain the necessary level to do so.

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

These provisions, whether alone or together, may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price, or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions, whether alone or together, could also discourage proxy contests and make it more difficult for our shareholders to elect directors other than the candidates nominated by our Board of Directors.

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

Our shareholders who receive their dividends subject to Irish dividend withholding tax generally will have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in TE Connectivity plc.

Our ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence, or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €420,000 per lifetime in respect of taxable gifts or inheritances received from their parents.

Legislation in the U.S. could adversely impact our results of operations, financial position, and cash flows.

Various U.S. federal and state legislative proposals have been introduced in recent years that may negatively impact the growth of our business by denying government contracts to foreign companies with U.S. operations.

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

To date, we do not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected our business strategy, results of operations, or financial condition. However, the sophistication of cybersecurity threats continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cybersecurity incidents and protect our systems and information may not successfully protect against future cybersecurity incidents, which could materially affect our business strategy, results of operations, or financial condition. For additional information on certain risks associated with cybersecurity, refer to the risk factors related to cybersecurity and information technology systems in “Part I. Item 1A. Risk Factors.”

Cybersecurity Program Governance

Our cybersecurity program is governed by the Information Security Committee (“ISC”), composed of our leaders from information technology, enterprise risk, legal, compliance, strategy, human resources, finance, internal audit, and various business units. On a quarterly basis, the CISO reports to the ISC on topics such as risk mitigation project status, audit results, security metrics, cyber incidents investigated and impact, if any, and significant changes that contribute toward protecting the company from cybersecurity threats.

Our CISO has over 20 years of experience in information security leadership roles and over 10 years as our CISO. He holds many industry certifications, including Certified Information Systems Security Professional (“CISSP”), and is an active member in professional organizations. Also, certain members of our Board of Directors have completed cybersecurity program trainings, or have relevant industry experience.

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

ITEM 2. PROPERTIES

Our principal executive office is located in Galway, Ireland. As of fiscal year end 2026, we owned approximately 17 million square feet and leased approximately 12 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2026, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial
	Solutions	Solutions	Total

	(number of manufacturing facilities)
Asia–Pacific	10	16	26
EMEA	21	17	38
Americas	9	32	41
Total	40	65	105

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our ordinary shares are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TEL.” As of November 4, 2026, there were 14,689 shareholders of record of our ordinary shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our ordinary shares against the cumulative return on the S&P 500 Index and the Dow Jones U.S. Electrical Components & Equipment Index. The graph assumes the investment of $100 in our ordinary shares and in each index at fiscal year end 2021 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future returns.

Comparison of Cumulative Five Year Total Return
Among TE Connectivity plc, S&P 500 Index, and
Dow Jones U.S. Electrical Components & Equipment Index
$300
$250
$200
$150
$100
$50
2021
2022
2023
2024
2025
2026
TE Connectivity plc
S&P 500
Dow Jones U.S. Electrical Components & Equipment

	Fiscal Year End
	2021(1)	2022	2023	2024	2025	2026
TE Connectivity plc	$100.00	$77.78	$88.65	$110.41	$161.09	$164.54
S&P 500 Index	100.00	81.74	99.41	134.97	158.32	186.69
Dow Jones U.S. Electrical Components & Equipment Index	100.00	82.91	105.07	143.49	198.38	273.40
(1)	$100 invested on September 24, 2021 in our ordinary shares and in indexes. Indexes calculated on month-end basis.

Dividends

As provided by Irish law and our articles of association, our Board of Directors may approve interim dividends. In exercising its discretion to approve such dividends, our Board of Directors will consider our results of operations, financial condition, cash requirements, future business prospects, statutory requirements of applicable law, contractual restrictions, restrictions imposed by Irish law, and other factors that they may deem relevant.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our ordinary shares during the quarter ended September 25, 2026:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs(2)	or Programs(2)
June 27–July 24, 2026	599,262	$199.85	599,262	$2,918,843,867
July 25–August 28, 2026	1,163,022	208.40	1,163,022	2,676,475,866
August 29–September 25, 2026	869,598	207.16	869,598	2,496,328,231
Total	2,631,882	206.04	2,631,882
(1)	During the quarter ended September 25, 2026, all purchases were open market purchases of ordinary shares, summarized on a trade-date basis, made in conjunction with our share repurchase program originally announced in September 2007. This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements for the vesting and release of restricted stock units.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding ordinary shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date. See Note 17 to the Consolidated Financial Statements for additional information regarding our share repurchase program.

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

Discussion of our financial condition and results of operations for fiscal 2026 compared to fiscal 2025 is presented below. Discussion of our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the fiscal year ended September 26, 2025.

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

Change in Place of Incorporation

On September 30, 2024, TE Connectivity Ltd., our former parent entity, merged with and into TE Connectivity plc, a public limited company incorporated under Irish law and the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. Effective beginning in fiscal 2025, we are organized under the laws of Ireland.

Summary of Fiscal 2026 Performance

●	Our fiscal 2026 net sales increased 15.2% from fiscal 2025 due to sales growth in both the Industrial Solutions and Transportation Solutions segments. On an organic basis, our net sales increased 11.9% in fiscal 2026 as compared to fiscal 2025.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales increased 7.3% in fiscal 2026 due to sales increases in the automotive and commercial transportation end markets.
●	Industrial Solutions—Our net sales increased 25.8% in fiscal 2026 primarily as a result of sales growth in the digital data networks; energy; automation and connected living; and aerospace, defense, and marine end markets.
●	We paid cash dividends to shareholders of $2.98 per ordinary share in fiscal 2026. Also, in September 2026, our Board of Directors approved an interim cash dividend of $0.78 per ordinary share, payable on December 11, 2026, to shareholders of record on November 20, 2026.
●	Net cash provided by operating activities was $4,525 million in fiscal 2026.

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

In recent years, we have experienced inflationary cost pressures including increased costs for transportation, energy, and raw materials. However, we have been able to mitigate increased costs and supply chain disruptions through productivity and/or price increases. Also, we have taken, and continue to focus on, actions to manage costs, including restructuring and other cost reduction initiatives such as reducing discretionary spending. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. See further discussion in “Liquidity and Capital Resources.”

We are actively monitoring developments in tariff and trade policies and the potential impacts on our business. In addition, we are using pricing actions and sourcing changes to largely mitigate the impacts of new tariffs and changes in existing tariff rates. In February 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. Following a March 2026 order to refund IEEPA tariffs, the U.S. Customs and Border Protection Agency (“CBP”) launched a refund process in April 2026 through which eligible importers could request refunds. During the fourth quarter of fiscal 2026, we filed certain claims and received tariff refunds of $91 million which were recorded as a reduction to cost of sales. These refunds relate to IEEPA tariffs paid since they were originally imposed in 2025 through February 2026. We expect to return $87 million of these refunds to customers and, as such, that amount was recorded as a reduction to net sales during the fourth quarter of fiscal 2026. The timing and amount of any further tariff refunds remain uncertain, and, accordingly, no benefit was recognized as of fiscal year end 2026 for any additional potential refunds related to IEEPA tariffs previously paid.

We continue to monitor military conflicts in certain parts of the world as well as escalating tensions in surrounding countries, associated sanctions, and any resulting supply chain or other disruptions. These did not have a significant impact on our business, financial condition, or results of operations during fiscal 2026 and 2025.

Outlook

In the first quarter of fiscal 2027, we expect our net sales to be approximately $5.35 billion as compared to $4.67 billion in the first quarter of fiscal 2026. This increase reflects sales growth in both the Industrial Solutions and Transportation Solutions segments. We expect diluted earnings per share from continuing operations to be approximately $3.04 per share in the first quarter of fiscal 2027. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $17 million and $0.06 per share, respectively, in the first quarter of fiscal 2027 as compared to the same period of fiscal 2026. Our outlook for the first quarter of fiscal 2027 does not include results related to our anticipated acquisition of Astrodyne TDI (“Astrodyne”).

For fiscal 2027, we expect double-digit sales growth driven by sales increases in the Industrial Solutions segment, which includes the benefit of our anticipated acquisition of Astrodyne, and, to a lesser degree, the Transportation Solutions segment. Organic net sales growth in fiscal 2027 is expected to be consistent with fiscal 2026 levels.

The above outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

Acquisitions

During fiscal 2026, we acquired two businesses for a combined cash purchase price of $212 million, net of cash acquired. One of the acquisitions includes certain earn-out provisions based on business performance for which we have estimated the acquisition-date fair value to be approximately $150 million. The acquired businesses have been reported as part of our Industrial Solutions and Transportation Solutions segments from the date of acquisition.

During fiscal 2025, we acquired 100% of Richards Manufacturing Co. (“Richards Manufacturing”), a U.S.-based producer of overhead and underground electrical and gas distribution products, for cash of approximately $2.3 billion, net of cash acquired. The acquired business has been reported as part of the energy business within our Industrial Solutions segment from the date of acquisition. Also during fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. These acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition.

See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

Pending Acquisition

During the fourth quarter of fiscal 2026, we entered into a definitive agreement to acquire Astrodyne, a leading manufacturer of power and filter solutions, for approximately $1.4 billion in cash. The transaction, which is expected to close by the end of calendar year 2026, is subject to customary regulatory approvals and other closing conditions. The business will be reported as part of the automation and connected living business within our Industrial Solutions segment.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2026		2025

	($ in millions)
Transportation Solutions	$10,069	50%	$9,388	54%
Industrial Solutions	9,903	50	7,874	46
Reconciling item(1)	(87)	—	—	—
Total	$19,885	100%	$17,262	100%
(1)	Reconciling item relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2026 versus Fiscal 2025
	Net Sales		Organic Net Sales		Translation
	Growth (Decline)		Growth		and Other	Acquisitions

	($ in millions)
Transportation Solutions	$681	7.3%	$423	4.5%	$258	$—
Industrial Solutions	2,029	25.8	1,639	20.8	118	272
Reconciling item(1)	(87)		—		(87)	—
Total	$2,623	15.2%	$2,062	11.9%	$289	$272
(1)	Reconciling item relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

Net sales increased $2,623 million, or 15.2%, in fiscal 2026 as compared to fiscal 2025. The increase in net sales resulted primarily from organic net sales growth of 11.9%, the positive impact of foreign currency translation of 2.2%, and the positive impact of 1.6% from acquisitions. Additionally, net sales in fiscal 2026 were reduced by $87 million for IEEPA tariff refunds that are expected to be returned to customers. Richards Manufacturing, which was acquired on April 1, 2025, contributed incremental net sales of $227 million in the first six months of fiscal 2026 over the same period of fiscal 2025. In fiscal 2026, net pricing actions positively affected organic net sales by $185 million. See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Asia–Pacific, EMEA, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 130 countries, and approximately 55% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2026. The percentage of net sales in fiscal 2026 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	45%
Euro	26
Chinese renminbi	20
Japanese yen	3
All others	6
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2026		2025

	($ in millions)
Asia–Pacific	$7,764	39%	$6,552	38%
EMEA	6,386	32	5,742	33
Americas	5,822	29	4,968	29
Reconciling item(1)	(87)	—	—	—
Total	$19,885	100%	$17,262	100%
(1)	Reconciling item relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2026 versus Fiscal 2025
	Net Sales		Organic Net Sales		Translation
	Growth (Decline)		Growth		and Other	Acquisitions

	($ in millions)
Asia–Pacific	$1,212	18.5%	$1,087	16.6%	$125	$—
EMEA	644	11.2	430	7.5	214	—
Americas	854	17.2	545	11.0	37	272
Reconciling item(1)	(87)		—		(87)	—
Total	$2,623	15.2%	$2,062	11.9%	$289	$272
(1)	Reconciling item relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2026		2025	Change

	($ in millions)
Cost of sales	$12,679	(1)	$11,183	$1,496
As a percentage of net sales	63.8%		64.8%

Gross margin	$7,206	(2)	$6,079	$1,127
As a percentage of net sales	36.2%		35.2%
(1)	Fiscal 2026 includes $91 million related to IEEPA tariff refunds which were recorded as a reduction to cost of sales.
(2)	Fiscal 2026 includes the net impact of $4 million related to IEEPA tariff refunds.

In fiscal 2026, gross margin increased $1,127 million as compared to fiscal 2025 primarily as a result of higher volume, improved manufacturing productivity, and the positive impact of net pricing actions.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices, which continue to fluctuate for many of the raw materials we use. The following table presents the average prices incurred related to copper, gold, silver, and palladium:

		Fiscal
	Measure	2026	2025
Copper	Lb.	$4.81	$4.25
Gold	Troy oz.	3,550	2,560
Silver	Troy oz.	46.99	29.01
Palladium	Troy oz.	1,275	1,065

In fiscal 2026, we purchased approximately 194 million pounds of copper, 106,000 troy ounces of gold, 1.8 million troy ounces of silver, and 14,000 troy ounces of palladium. We expect to purchase approximately 200 million pounds of copper, 105,000 troy ounces of gold, 1.9 million troy ounces of silver, and 20,000 troy ounces of palladium in fiscal 2027.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2026	2025	Change

	($ in millions)
Selling, general, and administrative expenses	$2,124	$1,866	$258
As a percentage of net sales	10.7%	10.8%

Restructuring and other charges, net	$117	$126	$(9)

Selling, General, and Administrative Expenses. In fiscal 2026, selling, general, and administrative expenses increased $258 million as compared to fiscal 2025 due primarily to increased selling expenses to support higher sales levels and, to a lesser degree, the negative impact of foreign currency translation, higher incentive compensation costs, and the fiscal 2025 release of reserves associated with trade compliance matters.

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

During fiscal 2026 and 2025, we initiated restructuring programs to optimize our manufacturing footprint and improve the cost structure of our organization. We incurred net restructuring charges of $110 million and $113 million in fiscal 2026 and 2025, respectively. Annualized cost savings related to actions initiated in fiscal 2026 are expected to be approximately $65 million and are expected to be fully realized by the end of fiscal 2029. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2027, we expect total restructuring charges to be approximately $80 million and total spending, which will be funded with cash from operations, to be approximately $100 million.

During fiscal 2025, we incurred costs of $11 million related to our change in place of incorporation from Switzerland to Ireland. See Note 1 to the Consolidated Financial Statements for additional information regarding the change.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2026	2025	Change

	($ in millions)
Transportation Solutions	$1,969	$1,818	$151
Industrial Solutions	2,018	1,393	625
Reconciling item(1)	4	—	4
Operating income	$3,991	$3,211	$780
Operating margin	20.1%	18.6%
(1)	Reconciling item relates to the net impact of IEEPA tariff refunds received in fiscal 2026.

Operating income included the following:

	Fiscal
	2026	2025

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$32	$47
Charges associated with the amortization of acquisition-related fair value adjustments	3	10
	35	57
Restructuring and other charges, net	117	126
Amortization expense	227	190
Total	$379	$373

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2026	2025	Change

	($ in millions)
Interest expense	$124	$77	$47

Income tax expense	695	1,361	(666)
Effective tax rate	17.6%	42.5%

Interest Expense. Interest expense increased $47 million in fiscal 2026 as compared to fiscal 2025 due primarily to higher average debt levels and cost of debt.

Income Taxes. See Note 15 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Results

During fiscal 2026, we realigned a product line within the Transportation Solutions segment. Prior period results have been recast to conform to the current reporting structure. See Note 20 to the Consolidated Financial Statements for additional information regarding the realignment.

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market:

	Fiscal
	2026		2025

	($ in millions)
Automotive	$7,523	75%	$7,106	75%
Commercial transportation	1,635	16	1,371	15
Sensors	911	9	911	10
Total	$10,069	100%	$9,388	100%

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2026 versus Fiscal 2025
	Net Sales		Organic Net Sales
	Growth		Growth (Decline)		Translation

	($ in millions)
Automotive	$417	5.9%	$212	3.0%	$205
Commercial transportation	264	19.3	233	17.1	31
Sensors	—	—	(22)	(2.4)	22
Total	$681	7.3%	$423	4.5%	$258

Net sales in the Transportation Solutions segment increased $681 million, or 7.3%, in fiscal 2026 from fiscal 2025 as a result of organic net sales growth of 4.5% and the positive impact of foreign currency translation of 2.8%. Net price erosion negatively affected organic net sales by $34 million in fiscal 2026. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales increased 3.0% in fiscal 2026 as a result of growth of 5.0% in the Asia–Pacific region and 4.3% in the EMEA region, partially offset by declines of 5.4% in the Americas region. Overall, our organic net sales growth was due primarily to increased content per vehicle.
●	Commercial transportation—Our organic net sales increased 17.1% in fiscal 2026 as a result of growth across all regions with the benefit of content growth.
●	Sensors—Our organic net sales decreased 2.4% in fiscal 2026 due to declines in transportation applications, partially offset by growth in industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	Fiscal
	2026	2025	Change

	($ in millions)
Operating income	$1,969	$1,818	$151
Operating margin	19.6%	19.4%

Operating income in the Transportation Solutions segment increased $151 million in fiscal 2026 as compared to fiscal 2025. Excluding the items below, operating income increased in fiscal 2026 primarily as a result of improved manufacturing productivity.

	Fiscal
	2026	2025

	(in millions)
Acquisition and integration costs	$2	$—
Restructuring and other charges, net	89	75
Amortization expense	71	70
Total	$162	$145

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market:

	Fiscal
	2026		2025

	($ in millions)
Digital data networks	$3,183	32%	$2,208	28%
Automation and connected living	2,480	25	2,147	27
Energy	1,887	19	1,344	17
Aerospace, defense, and marine	1,670	17	1,483	19
Medical	683	7	692	9
Total	$9,903	100%	$7,874	100%

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2026 versus Fiscal 2025
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Digital data networks	$975	44.2%	$961	43.5%	$14	$—
Automation and connected living	333	15.5	281	13.1	51	1
Energy	543	40.4	243	18.1	29	271
Aerospace, defense, and marine	187	12.6	163	11.0	24	—
Medical	(9)	(1.3)	(9)	(1.3)	—	—
Total	$2,029	25.8%	$1,639	20.8%	$118	$272

In the Industrial Solutions segment, net sales increased $2,029 million, or 25.8%, in fiscal 2026 from fiscal 2025 due to organic net sales growth of 20.8%, the positive impact of 3.5% from acquisitions, and the positive impact of foreign currency translation of 1.5%. Richards Manufacturing, which was acquired on April 1, 2025, contributed incremental net sales of $227 million in the first six months of fiscal 2026 over the same period of fiscal 2025. Net pricing actions positively affected organic net sales by $219 million in fiscal 2026. Our organic net sales by industry end market were as follows:

●	Digital data networks—Our organic net sales increased 43.5% in fiscal 2026 primarily as a result of growth in AI applications.
●	Automation and connected living—Our organic net sales increased 13.1% in fiscal 2026 primarily as a result of growth in factory automation applications and, to a lesser degree, the appliances market.
●	Energy—Our organic net sales increased 18.1% in fiscal 2026 with growth in all regions and strength in grid hardening and data center applications.
●	Aerospace, defense, and marine—Our organic net sales increased 11.0% in fiscal 2026 due primarily to growth in the defense and commercial aerospace markets.
●	Medical—Our organic net sales decreased 1.3% in fiscal 2026 primarily as a result of our strategic exit of a product line.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2026	2025	Change

	($ in millions)
Operating income	$2,018	$1,393	$625
Operating margin	20.4%	17.7%

Operating income in the Industrial Solutions segment increased $625 million in fiscal 2026 from fiscal 2025. Excluding the items below, operating income increased in fiscal 2026 primarily as a result of higher volume and the positive impact of net pricing actions.

	Fiscal
	2026	2025

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$30	$47
Charges associated with the amortization of acquisition-related fair value adjustments	3	10
	33	57
Restructuring and other charges, net	28	51
Amortization expense	156	120
Total	$217	$228

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ongoing ability to generate cash from operations and may be affected by our access to capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the repayment of $400 million of 3.125% senior notes due in August 2027. We may use excess cash to acquire strategic businesses or product lines, reduce our outstanding debt, or return cash to shareholders through dividends on our ordinary shares or purchases of our ordinary shares pursuant to our authorized share repurchase program. We may also use excess cash and other funding to make strategic acquisitions. We intend to fund the anticipated acquisition of Astrodyne with a combination of available cash and the issuance of commercial paper and, if necessary, borrowing under our existing credit facility and/or new debt financing. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions. We believe that we have sufficient financial resources and liquidity which will enable us to meet our ongoing working capital and other cash flow needs.

As of fiscal year end 2026, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity plc, our Irish parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $386 million to $4,525 million in fiscal 2026 as compared to $4,139 million in fiscal 2025. The increase resulted primarily from higher pre-tax income, partially offset by the impact of changes in working capital levels and an increase in income tax payments. The amount of income taxes paid, net of refunds, during fiscal 2026 and 2025 was $454 million and $276 million, respectively.

Pension contributions were $70 million and $69 million in fiscal 2026 and 2025, respectively. We expect pension contributions to be approximately $67 million in fiscal 2027, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 14 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $1,122 million and $936 million in fiscal 2026 and 2025, respectively. We expect fiscal 2027 capital spending levels to be approximately 6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2026, we acquired two businesses for a combined cash purchase price of $212 million, net of cash acquired. We acquired Richards Manufacturing for cash of approximately $2.3 billion, net of cash acquired, during fiscal 2025. Also during fiscal 2025, we acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired. See Note 4 to the Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2026 and 2025 was $5,639 million and $5,694 million, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2026, TEGSA, our wholly-owned subsidiary, issued $200 million aggregate principal amount of 4.50% senior notes due in February 2031 and $550 million aggregate principal amount of 4.875% senior notes due in February 2036. The February 2031 senior notes represent a further issuance of TEGSA’s outstanding $450 million aggregate principal amount of 4.50% senior notes which were issued in fiscal 2025 and bring the total aggregate principal amount of the 4.50% senior notes due in February 2031 to $650 million. The new notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in February 2026 with aggregate commitments of $3.0 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in February 2031 and contains provisions that allow for incremental commitments of up to $1.0 billion, subject to terms and conditions in the Credit Facility. TEGSA had no borrowings under the Credit Facility at fiscal year end 2026 or the Replaced Credit Facility at fiscal year end 2025.

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

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 (or temporarily 4.25 following a qualified acquisition) to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2026, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. At fiscal year end 2026, TEGSA had $100 million of commercial paper outstanding at a weighted-average interest rate of 4.10%. TEGSA had no commercial paper outstanding at fiscal year end 2025.

Payment obligations under TEGSA’s senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Switzerland Ltd., and its parent, TE Connectivity plc.

Payments of ordinary share dividends to shareholders were $869 million and $803 million in fiscal 2026 and 2025, respectively. See Note 17 to the Consolidated Financial Statements for additional information regarding dividends.

In September 2026, our Board of Directors approved an interim cash dividend of $0.78 per ordinary share, payable on December 11, 2026, to shareholders of record on November 20, 2026.

As provided by Irish law and our articles of association, our Board of Directors may approve interim dividends. In exercising its discretion to approve such dividends, our Board of Directors will consider our results of operations, financial condition, cash requirements, future business prospects, statutory requirements of applicable law, contractual restrictions, restrictions imposed by Irish law, and other factors that they may deem relevant.

During fiscal 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. Ordinary shares repurchased under the share repurchase program were as follows:

	Fiscal
	2026	2025

	(in millions)
Number of ordinary shares repurchased	9	8
Repurchase value	$1,892	$1,356

At fiscal year end 2026, we had $2.5 billion of availability remaining under our share repurchase authorization.

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

	Fiscal Year End
	2026	2025

	(in millions)
Balance Sheet Data:
Total current assets	$1,804	$1,236
Total noncurrent assets(1)	4,132	2,465

Total current liabilities	1,020	1,348
Total noncurrent liabilities(2)	10,359	10,033
(1)	Includes $4,085 million and $2,444 million as of fiscal year end 2026 and 2025, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $5,131 million and $5,001 million as of fiscal year end 2026 and 2025, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2026	2025

	(in millions)
Statement of Operations Data:
Income (loss) from continuing operations	$263	$(197)
Net income (loss)	263	(197)

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2027 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2026, we had outstanding letters of credit, letters of guarantee, and surety bonds of $282 million to support normal business activities.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other material obligations at fiscal year end 2026:

	Payments Due
	In Fiscal 2027	Thereafter	Total

	(in millions)
Long-term debt:
Principal payments(1)	$502	$5,194	$5,696
Interest payments on debt(2)	199	1,159	1,358
Operating leases(3)	131	494	625
Purchase obligations(4)	1,458	168	1,626
Total contractual cash obligations(5)(6)(7)	$2,290	$7,015	$9,305
(1)	See Note 10 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of any interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2026 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 11 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $659 million and related accrued interest and penalties of $42 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute approximately $67 million to pension plans in fiscal 2027, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.
(7)	The above table does not reflect redeemable noncontrolling interests of $150 million associated with our First Sensor AG (“First Sensor”) subsidiary. Noncontrolling interest holders can elect either (1) to remain First Sensor shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount (plus any statutory interest, if applicable) and timing of any future cash payments is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding redeemable noncontrolling interests.

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

Trade Compliance Matters

As previously reported, as part of our ongoing internal compliance activities, we conducted an investigation related to country of origin for import matters and made a voluntary disclosure to CBP regarding potential Section 301 unpaid duties, fees, and interest for certain imported products into the U.S. During fiscal 2026, we filed a perfected prior disclosure to CBP and paid $14 million to CBP to resolve this matter. Although CBP has not yet completed its review of the disclosure, we do not expect that the outcome of the review will have a material effect on our results of operations, financial position, or cash flows.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2026, we had four reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2026 and determined that no impairment existed.

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

Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Impacts of enacted law changes that have a material effect on our results of operations, financial position, or cash flows have been recorded in the Consolidated Financial Statements.

The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, Income Taxes, we recognize liabilities for tax and related interest for issues in tax jurisdictions based on our estimate of whether, and to what extent, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. These tax liabilities and related interest are recorded in income taxes and accrued and other current liabilities on the Consolidated Balance Sheets.

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

Two critical assumptions in determining pension expense and obligations are discount rates and expected long-term returns on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. Discount rates represent the market rate for high-quality fixed income investments and are used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in discount rates increases the present value of pension benefit obligations. At fiscal year end 2026, a 25-basis-point decrease in discount rates would have increased the present value of our pension obligations by $53 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $51 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rates of return on plan assets. A 50-basis-point decrease or increase in the expected long-term returns on plan assets would have increased or decreased, respectively, our fiscal 2026 pension expense by $9 million.

At fiscal year end 2026, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2026, our target asset allocation is 60% return-seeking and 40% liability-hedging.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Non-GAAP Financial Measure

Organic Net Sales Growth (Decline)

We present organic net sales growth (decline) as we believe it is appropriate for investors to consider this adjusted financial measure in addition to results in accordance with GAAP. Organic net sales growth (decline) represents net sales growth (decline) (the most comparable GAAP financial measure) excluding the impact of foreign currency exchange rates and acquisitions and divestitures that occurred in the preceding twelve months, if any. Organic net sales growth (decline) is a useful measure of our performance because it excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

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

Forward-Looking Information

Certain statements in this Annual Report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements also include statements addressing our ESG and sustainability plans and goals. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “aspire,” “estimate,” “predict,” “potential,” “goal,” “target,” “continue,” “may,” and “should,” or the negative of these terms or similar expressions.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward- looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions, including recession, inflation, tariffs, supply chain disruptions, and higher interest rates;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	pricing pressure and competition, including competitive risks associated with the pace of technological change;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	product liability, warranty, and product recall claims and our ability to defend such claims;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;

●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters which have impacted and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including the continuing military conflicts in certain parts of the world and any resulting supply chain or other disruptions, and volatile and uncertain economic conditions and the evolving regulatory system in China;
●	risks associated with cybersecurity incidents and other disruptions to our information technology infrastructure, including as a result of AI;
●	risks related to compliance with current and future environmental and other laws and regulations, including those related to climate change;
●	risks related to scrutiny and expectations regarding ESG matters;
●	risks associated with compliance with applicable antitrust or competition laws or applicable trade regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation, regulatory actions, and compliance issues;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various global legislative proposals and other initiatives that could materially increase our worldwide corporate effective tax rate, increase global cash taxes, and negatively impact our U.S. government contracts business;
●	requirements related to chemical usage, hazardous material content, recycling, and other circular economy initiatives;
●	various risks associated with being an Irish corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2026 market rates would have changed the unrealized value of our contracts by $594 million. Also, a 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2025 market rates would have changed the unrealized value of our contracts by $594 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we may use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Also, we may utilize forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. There were no such contracts and no floating debt outstanding at fiscal year end 2026 or 2025.

We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2026, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $40 million and had a notional value of $876 million. At fiscal year end 2025, our commodity hedges, which related to expected purchases of gold, silver, copper, and palladium, were in a net gain position of $80 million and had a notional value of $569 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2026 prices would have changed the unrealized value of our forward contracts by $92 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2025 prices would have changed the unrealized value of our forward contracts by $65 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

Consolidated Balance Sheets as of September 25, 2026 and September 26, 2025

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 25, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 25, 2026.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 25, 2026, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 25, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

In the quarter ended September 25, 2026, none of our Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K except the following:

●	In the quarter ended September 25, 2026, Terrence R. Curtin, Chief Executive Officer and Director, adopted a plan for the sale/donation of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Curtin’s plan was adopted August 18, 2026 and expires December 29, 2026, and provides for (i) the potential sale of up to the net ordinary shares, less up to 30,000 shares, that are expected to be issued upon the vesting and settlement of previously awarded performance stock units, with such sale to occur no earlier than the vest date for such award in December 2026 and (ii) potential charitable gift of up to 30,000 shares, with such charitable gift to occur no earlier than the performance stock unit vesting and settlement described in (i).

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2027 Annual General Meeting of Shareholders (the “2027 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2027 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Code of Ethics

We have adopted a guide to ethical conduct, which applies to all employees, officers (including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer), and Directors. Our Guide to Ethical Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and satisfies the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading “Sustainability—Reporting and Policies.” We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or Directors, on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” “CEO Pay Ratio,” and “Compensation of Non-Employee Directors” in our 2027 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2027 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2026 with respect to ordinary shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	5,175,228	$139.37	19,449,341
Equity compensation plans not approved by security holders(2)	75,775	88.20	—
Total	5,251,003		19,449,341
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity plc 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2024 Plan”); the TE Connectivity plc 2007 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2007 Plan”); and the TE Connectivity plc Savings Related Share Plan, amended and restated as of September 30, 2024. The 2024 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2024 Plan provides for a maximum of 19,939,500 ordinary shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. No additional grants will be made from the 2007 Plan and previously granted awards under the 2007 Plan will continue to be settled in our ordinary shares.
(2)	In connection with an acquisition in fiscal 2011, we assumed equity awards issued under plans sponsored by the acquired business and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8. Those plans have since expired, and no additional grants will be made from them. Previously granted awards under the plans will continue to be settled in our ordinary shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2024 Plan; the TE Connectivity plc Savings Related Share Plan, amended and restated as of September 30, 2024; and the TE Connectivity plc Employee Stock Purchase Plan, amended and restated as of September 30, 2024. The 2024 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2024 Plan and the TE Connectivity plc Savings Related Share Plan are increased by forfeitures and cancellations, among other factors. Amounts include 821,303 shares remaining available for issuance under our TE Connectivity plc Savings Related Share Plan and 2,019,862 shares remaining available for issuance under our TE Connectivity plc Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2027 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2027 Proxy Statement under the caption “Agenda Item No. 2—Appointment of Auditors and Authority to Set Remuneration” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
2.1		Merger Agreement between TE Connectivity Ltd. and TE Connectivity plc	Current Report on Form 8-K	2.1	March 18, 2024
2.2		Transaction Agreement, dated February 11, 2025, by and among OCM Power V AIV Holdings (Delaware), L.P., OCM Power VI AIV Holdings (Delaware), L.P., OCM Power V Relay CTB, LLC, OCM Power VI Relay CTB, LLC, Relay Holding, LLC, TE Connectivity Corporation, Stella I LLC, TE Connectivity PLC, and OCM Power V AIV Holdings (Delaware), L.P.(1)	Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2025	2.1	April 28, 2025
3.1		Memorandum and Articles of Association of TE Connectivity plc, dated September 30, 2024	Current Report on Form 8-K	3.1	September 30, 2024
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, Tyco Electronics Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(d)		Seventeenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 16, 2021	Current Report on Form 8-K	4.1	February 16, 2021
4.2(e)		Eighteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 4, 2022	Current Report on Form 8-K	4.1	February 4, 2022

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Exhibit	Date Filed with the SEC
4.2(f)	Twentieth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated August 2, 2024	Current Report on Form 8-K	4.1	August 2, 2024
4.2(g)	Twenty-First Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd., TE Connectivity plc, TE Connectivity Switzerland Ltd., and Deutsche Bank Trust Company Americas, dated September 24, 2024	Current Report on Form 8-K	4.1	September 30, 2024
4.2(h)	Amended and Restated Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 31, 2025	Current Report on Form 8-K	4.1	January 31, 2025
4.2(i)	First Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated January 31, 2025	Current Report on Form 8-K	4.2	January 31, 2025
4.2(j)	Second Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 6, 2025	Current Report on Form 8-K	4.1	May 6, 2025
4.2(k)	Third Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 9, 2025	Current Report on Form 8-K	4.1	May 9, 2025
4.2(l)	Fourth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated May 9, 2025	Current Report on Form 8-K	4.2	May 9, 2025
4.2(m)	Fifth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 9, 2026	Current Report on Form 8-K	4.1	February 9, 2026

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
4.2(n)		Sixth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity plc, as parent guarantor, TE Connectivity Switzerland Ltd., as additional guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 9, 2026	Current Report on Form 8-K	4.2	February 9, 2026
10.1		Five-Year Senior Credit Agreement by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Switzerland Ltd., as intermediate guarantor, TE Connectivity plc, as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent, dated February 13, 2026	Current Report on Form 8-K	10.1	February 17, 2026
10.2	‡*	TE Connectivity Annual Incentive Plan (as Amended and Restated)
10.3	‡	TE Connectivity plc 2007 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.7	September 30, 2024
10.4	‡	TE Connectivity plc 2024 Stock and Incentive Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.5	September 30, 2024
10.5	‡	TE Connectivity plc Employee Stock Purchase Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.6	September 30, 2024
10.6	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.7	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019
10.8	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2020	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.1	January 28, 2021
10.9	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2021	Annual Report on Form 10-K for the fiscal year ended September 30, 2022	10.11	November 15, 2022
10.10	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2024	Current Report on Form 8-K	10.10	September 30, 2024
10.11	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2024	Current Report on Form 8-K	10.11	September 30, 2024
10.12	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2024	Current Report on Form 8-K	10.12	September 30, 2024

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
10.13	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (Amended and Restated as of September 30, 2024)	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.20	November 12, 2024
10.14	‡	TE Connectivity Severance Plan for U.S. Executives (Amended and Restated as of September 30, 2024)	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.21	November 12, 2024
10.15	‡*	TE Connectivity Supplemental Savings and Retirement Plan (Amended and Restated as of January 1, 2026)
10.16	‡	TE Connectivity plc Savings Related Share Plan (Amended and Restated as of September 30, 2024)	Current Report on Form 8-K	10.8	September 30, 2024
10.17		Form of Deed of Indemnification for directors and executive officers of TE Connectivity plc	Current Report on Form 8-K	10.2	September 30, 2024
10.18		Form of Indemnification for directors and executive officers of TE Connectivity plc	Current Report on Form 8-K	10.3	September 30, 2024
10.19	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.26	November 12, 2024
10.20	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.28	November 12, 2024
10.21	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.29	November 12, 2024
10.22	‡	Employment Agreement between Shad Kroeger and TE Connectivity Corporation dated February 23, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2020	10.4	January 28, 2021
10.23	‡	Employment Agreement between Aaron Stucki and TE Connectivity Corporation dated October 1, 2020, as amended	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	10.31	November 12, 2024
19.1		TE Insider Trading and Communications with the Public Policy	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	19.1	November 12, 2024
19.2		TE Connectivity plc Policy Relating to Open Market Securities Repurchases and Compliance with Insider Trading Securities Laws	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	19.2	November 12, 2024
21.1	*	Subsidiaries of TE Connectivity plc
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Date Filed with the SEC
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		TE Connectivity plc Incentive-Based Compensation Recovery Policy	Annual Report on Form 10-K for the fiscal year ended September 27, 2024	97.1	November 12, 2024
101.INS	*	Inline XBRL Instance Document(2)
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File(3)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
(1)	The schedules to this agreement have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the omitted schedules to the SEC upon its request; however, we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

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

Date: November 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 9, 2026
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President,
Heath A. Mitts	Chief Financial Officer and Director	November 9, 2026
(Principal Financial Officer)

/s/ Reuben M. Shaffer	Senior Vice President and
Reuben M. Shaffer	Corporate Controller	November 9, 2026
(Principal Accounting Officer)

*	Director	November 9, 2026
Jean-Pierre Clamadieu

*	Director	November 9, 2026
Carol A. Davidson

*	Director	November 9, 2026
Lynn A. Dugle

*	Director	November 9, 2026
Sam Eldessouky

*	Director	November 9, 2026
William A. Jeffrey

*	Director	November 9, 2026
Syaru Shirley Lin

*	Director	November 9, 2026
Abhijit Y. Talwalkar

Signature	Title	Date

*	Director	November 9, 2026
Mark C. Trudeau

*	Director	November 9, 2026
Kenneth Washington

*	Director	November 9, 2026
Dawn C. Willoughby

*	Director	November 9, 2026
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
Attorney-in-fact

TE CONNECTIVITY PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TE Connectivity plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity plc and subsidiaries (the "Company") as of September 25, 2026 and September 26, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 25, 2026, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2026 and September 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 25, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $9.3 billion has been recorded to offset the Company’s gross deferred tax assets as of September 25, 2026 of $12.2 billion.

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

November 9, 2026

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of TE Connectivity plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity plc and subsidiaries (the “Company”) as of September 25, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 25, 2026 of the Company and our report dated November 9, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 9, 2026

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

	Fiscal
	2026	2025	2024

	(in millions, except per share data)
Net sales	$19,885	$17,262	$15,845
Cost of sales	12,679	11,183	10,389
Gross margin	7,206	6,079	5,456
Selling, general, and administrative expenses	2,124	1,866	1,732
Research, development, and engineering expenses	942	829	741
Acquisition and integration costs	32	47	21
Restructuring and other charges, net	117	126	166
Operating income	3,991	3,211	2,796
Interest income	90	83	87
Interest expense	(124)	(77)	(70)
Other expense, net	(7)	(13)	(16)
Income from continuing operations before income taxes	3,950	3,204	2,797
Income tax (expense) benefit	(695)	(1,361)	397
Income from continuing operations	3,255	1,843	3,194
Loss from discontinued operations, net of income taxes	(2)	(1)	(1)
Net income	$3,253	$1,842	$3,193

Basic earnings per share:
Income from continuing operations	$11.15	$6.21	$10.40
Loss from discontinued operations	(0.01)	—	—
Net income	11.14	6.20	10.40

Diluted earnings per share:
Income from continuing operations	$11.07	$6.16	$10.34
Loss from discontinued operations	(0.01)	—	—
Net income	11.06	6.16	10.33

Weighted-average number of shares outstanding:
Basic	292	297	307
Diluted	294	299	309

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

	Fiscal
	2026	2025	2024

	(in millions)
Net income	$3,253	$1,842	$3,193
Other comprehensive income:
Currency translation	95	(46)	131
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	128	33	(37)
Gains (losses) on cash flow hedges, net of income taxes	(15)	21	76
Other comprehensive income	208	8	170
Comprehensive income	3,461	1,850	3,363
Less: comprehensive (income) loss attributable to noncontrolling interests	4	(7)	(7)
Comprehensive income attributable to TE Connectivity plc	$3,465	$1,843	$3,356

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED BALANCE SHEETS

As of September 25, 2026 and September 26, 2025

	Fiscal Year End
	2026	2025

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$1,697	$1,255
Accounts receivable, net of allowance for doubtful accounts of $55 and $44, respectively	3,839	3,403
Inventories	2,962	2,699
Prepaid expenses and other current assets	785	609
Total current assets	9,283	7,966
Property, plant, and equipment, net	4,637	4,312
Goodwill	7,420	7,126
Intangible assets, net	2,031	2,227
Deferred income taxes	2,128	2,507
Other assets	1,173	943
Total assets	$26,672	$25,081
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$502	$852
Accounts payable	2,455	2,021
Accrued and other current liabilities	2,407	2,247
Total current liabilities	5,364	5,120
Long-term debt	5,137	4,842
Long-term pension and postretirement liabilities	625	767
Deferred income taxes	246	198
Income taxes	346	414
Other liabilities	1,231	1,010
Total liabilities	12,949	12,351
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	150	145
Shareholders' equity:
Preferred shares, $1.00 par value, 2 shares authorized, none outstanding	—	—
Ordinary class A shares, €1.00 par value, 25,000 shares authorized, none outstanding	—	—
Ordinary shares, $0.01 par value, 1,500,000,000 shares authorized, 296,288,773 and 302,889,075 shares issued, respectively	3	3
Accumulated earnings	15,244	13,932
Ordinary shares held in treasury, at cost, 8,788,224 and 8,330,931 shares, respectively	(1,892)	(1,356)
Accumulated other comprehensive income	218	6
Total shareholders' equity	13,573	12,585
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$26,672	$25,081

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

			Common/				Accumulated
	Common/		Ordinary Shares				Other	Total
	Ordinary Shares		Held in Treasury		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

	(in millions)
Balance at fiscal year end 2023	322	$142	(10)	$(1,380)	$—	$12,947	$(158)	$11,551
Net income	—	—	—	—	—	3,193	—	3,193
Other comprehensive income	—	—	—	—	—	—	163	163
Share-based compensation expense	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	—	(782)	—	(782)
Exercise of share options	—	—	1	89	—	—	—	89
Restricted share award vestings and other activity	—	—	—	213	(127)	(81)	—	5
Repurchase of common shares	—	—	(14)	(1,991)	—	—	—	(1,991)
Cancellation of treasury shares	(6)	(3)	6	747	—	(744)	—	—
Balance at fiscal year end 2024	316	$139	(17)	$(2,322)	$—	$14,533	$5	$12,355
Change in place of incorporation	—	(136)	—	—	—	136		—
Net income	—	—	—	—	—	1,842	—	1,842
Other comprehensive income	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	149	—	—	149
Dividends	—	—	—	—	—	(628)	—	(628)
Exercise of share options	2	—	—	—	182	—	—	182
Restricted share award vestings and other activity	2	—	—	—	(331)	371	—	40
Repurchase of ordinary shares	—	—	(8)	(1,356)	—	—	—	(1,356)
Cancellation of treasury shares	(17)	—	17	2,322	—	(2,322)	—	—
Balance at fiscal year end 2025	303	$3	(8)	$(1,356)	$—	$13,932	$6	$12,585
Net income	—	—	—	—	—	3,253	—	3,253
Other comprehensive income	—	—	—	—	—	—	212	212
Share-based compensation expense	—	—	—	—	168	—	—	168
Dividends ($3.05 per ordinary share)	—	—	—	—	—	(884)	—	(884)
Exercise of share options	—	—	—	—	82	—	—	82
Restricted share award vestings and other activity	1	—	—	—	(250)	299	—	49
Repurchase of ordinary shares	—	—	(9)	(1,892)	—	—	—	(1,892)
Cancellation of treasury shares	(8)	—	8	1,356	—	(1,356)	—	—
Balance at fiscal year end 2026	296	$3	(9)	$(1,892)	$—	$15,244	$218	$13,573

See accompanying Notes to Consolidated Financial Statements.

TE CONNECTIVITY PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

	Fiscal
	2026	2025	2024

	(in millions)
Cash flows from operating activities:
Net income	$3,253	$1,842	$3,193
Loss from discontinued operations, net of income taxes	2	1	1
Income from continuing operations	3,255	1,843	3,194
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,033	838	826
Deferred income taxes	321	938	(789)
Non-cash lease cost	159	145	134
Provision for losses on accounts receivable and inventories	71	58	57
Share-based compensation expense	168	149	127
Other	(37)	80	71
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(582)	(341)	(134)
Inventories	(316)	(160)	(30)
Prepaid expenses and other current assets	92	91	25
Accounts payable	595	290	159
Accrued and other current liabilities	(108)	(35)	(165)
Income taxes	(80)	147	(83)
Other	(46)	96	85
Net cash provided by operating activities	4,525	4,139	3,477
Cash flows from investing activities:
Capital expenditures	(1,122)	(936)	(680)
Proceeds from sale of property, plant, and equipment	9	11	16
Acquisition of businesses, net of cash acquired	(212)	(2,628)	(339)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	59
Other	(9)	(15)	(6)
Net cash used in investing activities	(1,334)	(3,568)	(950)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	100	(255)	(75)
Proceeds from issuance of debt	750	2,231	348
Repayment of debt	(852)	(580)	(352)
Proceeds from exercise of share options	82	182	89
Repurchase of ordinary/common shares	(1,892)	(1,347)	(2,062)
Payment of ordinary/common share dividends to shareholders	(869)	(803)	(760)
Other	(68)	(57)	(57)
Net cash used in financing activities	(2,749)	(629)	(2,869)
Effect of currency translation on cash	—	(6)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	442	(64)	(342)
Cash, cash equivalents, and restricted cash at beginning of fiscal year	1,255	1,319	1,661
Cash, cash equivalents, and restricted cash at end of fiscal year	$1,697	$1,255	$1,319

Supplemental cash flow information:
Interest paid on debt, net	$110	$34	$64
Income taxes paid, net of refunds	454	276	475

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

We operate through two reportable segments:

●	Transportation Solutions—The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.
●	Industrial Solutions—The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the digital data networks; automation and connected living; energy; aerospace, defense, and marine; and medical markets.

See Note 20 for additional information regarding our segments.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2026, 2025, and 2024 ended on September 25, 2026, September 26, 2025, and September 27, 2024, respectively. Fiscal 2026, 2025, and 2024 were each 52 weeks in length. For fiscal years in which there are 53 weeks, the fourth fiscal quarter includes 14 weeks, with the next occurrence taking place in fiscal 2028.

Change in Place of Incorporation

On September 30, 2024, TE Connectivity Ltd., our former parent entity, merged with and into TE Connectivity plc, a public limited company incorporated under Irish law and the surviving entity, in order to effect our change in jurisdiction of incorporation from Switzerland to Ireland. Shareholders received one ordinary share of TE Connectivity plc for each common share of TE Connectivity Ltd. held immediately prior to the merger. Effective beginning in fiscal 2025, we are organized under the laws of Ireland.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our standard terms of sale generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. In certain instances, we may sell products to customers under terms other than our standard terms. We do not account for warranties as separate performance obligations. Amounts accrued for warranty claims were $19 million and $28 million at fiscal year end 2026 and 2025, respectively.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At fiscal year end 2026, we had four reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2026, 2025, and 2024 were $803 million, $699 million, and $621 million, respectively.

Income Taxes

Income taxes are computed in accordance with the provisions of ASC 740, Income Taxes. A tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years. A deferred tax liability or asset is recognized for the estimated future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns. A valuation allowance is provided to reduce the measurement of deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in tax jurisdictions based on our estimate of whether, and to what extent, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term S&P, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2026, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. These instruments are recorded on the Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 10 for disclosure of the fair value of debt. The following is a description of the valuation methodologies used for cash and cash equivalents and debt:

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncement

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

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures through improvements to disclosures related primarily to the rate reconciliation and income taxes paid information. We adopted this update, on a prospective basis, in fiscal 2026. Adoption did not have a material impact on our Consolidated Financial Statements. See Note 15 for additional information regarding income taxes.

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2026	2025	2024

	(in millions)
Restructuring charges, net	$110	$113	$144
Impairment of held for sale business and (gain) on divestitures, net	6	(1)	(10)
Costs related to change in place of incorporation	—	11	20
Other charges, net	1	3	12
Restructuring and other charges, net	$117	$126	$166

Restructuring Charges, Net

Net restructuring charges by segment were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Transportation Solutions	$89	$69	$62
Industrial Solutions	21	44	82
Restructuring charges, net	$110	$113	$144

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning					Currency	End
	of Fiscal		Changes in	Cash	Non-Cash	Translation	of Fiscal
	Year	Charges	Estimate	Payments	Items	and Other	Year

	(in millions)
Fiscal 2026 Activity:
Fiscal 2026 Actions:
Employee severance	$—	$85	$—	$(3)	$—	$—	$82
Facility and other exit costs	—	2	—	(2)	—	—	—
Property, plant, and equipment	—	4	(3)	—	(1)	—	—
Total	—	91	(3)	(5)	(1)	—	82
Fiscal 2025 Actions:
Employee severance	75	1	(3)	(34)	—	(2)	37
Facility and other exit costs	—	4	—	(2)	—	—	2
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	75	6	(3)	(36)	(1)	(2)	39
Fiscal 2024 Actions:
Employee severance	28	8	3	(22)	—	1	18
Total	28	8	3	(22)	—	1	18
Pre-Fiscal 2024 Actions:
Employee severance	70	1	3	(28)	—	(2)	44
Facility and other exit costs	4	1	—	(5)	—	—	—
Property, plant, and equipment	—	—	3	—	(3)	—	—
Total	74	2	6	(33)	(3)	(2)	44
Total fiscal 2026 activity	$177	$107	$3	$(96)	$(5)	$(3)	$183
Fiscal 2025 Activity:
Fiscal 2025 Actions:
Employee severance	$—	$93	$—	$(24)	$—	$6	$75
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	96	—	(24)	(3)	6	75
Fiscal 2024 Actions:
Employee severance	72	2	(4)	(42)	—	—	28
Property, plant, and equipment	—	1	2	—	(3)	—	—
Total	72	3	(2)	(42)	(3)	—	28
Pre-Fiscal 2024 Actions:
Employee severance	186	11	1	(125)	—	(3)	70
Facility and other exit costs	15	8	(4)	(16)	—	1	4
Total	201	19	(3)	(141)	—	(2)	74
Total fiscal 2025 activity	$273	$118	$(5)	$(207)	$(6)	$4	$177
Fiscal 2024 Activity:
Fiscal 2024 Actions:
Employee severance	$—	$79	$—	$(9)	$—	$2	$72
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	—	86	—	(9)	(7)	2	72
Pre-Fiscal 2024 Actions:
Employee severance	314	34	(20)	(153)	—	11	186
Facility and other exit costs	6	25	10	(26)	—	—	15
Property, plant, and equipment	—	11	(2)	—	(9)	—	—
Total	320	70	(12)	(179)	(9)	11	201
Total fiscal 2024 activity	$320	$156	$(12)	$(188)	$(16)	$13	$273

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2026 Actions

During fiscal 2026, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. In connection with this program, we recorded net restructuring charges of $88 million during fiscal 2026. We expect to complete all restructuring actions commenced during fiscal 2026 by the end of fiscal 2029 and to incur additional charges of approximately $20 million related primarily to employee severance and property, plant, and equipment in the Transportation Solutions segment.

Fiscal 2025 Actions

During fiscal 2025, we initiated a restructuring program associated with footprint consolidation and cost structure improvements in both of our segments. In connection with this program, during fiscal 2026 and 2025, we recorded net restructuring charges of $3 million and $96 million, respectively. We expect that any additional charges related to fiscal 2025 actions will be insignificant.

Fiscal 2024 Actions

During fiscal 2024, we initiated a restructuring program to optimize our manufacturing footprint and improve the cost structure of our organization. In connection with this program, during fiscal 2026, 2025, and 2024, we recorded net restructuring charges of $11 million, $1 million, and $86 million, respectively. We expect that any additional charges related to fiscal 2024 actions will be insignificant.

Pre-Fiscal 2024 Actions

During fiscal 2026, 2025, and 2024, we recorded net restructuring charges of $8 million, $16 million, and $58 million, respectively, related to pre-fiscal 2024 actions. We expect that any additional charges related to restructuring actions commenced prior to fiscal 2024 will be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2026	2025

	(in millions)
Accrued and other current liabilities	$95	$163
Other liabilities	88	14
Restructuring reserves	$183	$177

Divestiture

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions

Fiscal 2026 Acquisitions

During fiscal 2026, we acquired two businesses for a combined cash purchase price of $212 million, net of cash acquired. One of the acquisitions includes certain earn-out provisions based on business performance for which we have estimated the acquisition-date fair value to be approximately $150 million. The acquired businesses have been reported as part of our Industrial Solutions and Transportation Solutions segments from the date of acquisition.

Fiscal 2025 Acquisitions

Richards Manufacturing Co.

In April 2025, we acquired 100% of Richards Manufacturing Co. (“Richards Manufacturing”), a U.S.-based producer of overhead and underground electrical and gas distribution products, for cash of approximately $2.3 billion, net of cash acquired. The acquired business has been reported as part of the energy business within our Industrial Solutions segment from the date of acquisition.

During fiscal 2026, we finalized the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies. The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$41
Accounts receivable	47
Inventories	154
Other current assets	6
Property, plant, and equipment	60
Goodwill	1,042
Intangible assets	1,120
Other noncurrent assets	12
Total assets acquired	2,482
Accounts payable	18
Other current liabilities	14
Deferred income taxes	86
Other noncurrent liabilities	16
Total liabilities assumed	134
Net assets acquired	2,348
Cash and cash equivalents acquired	(41)
Net cash paid	$2,307

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Acquisitions

We acquired two additional businesses for a combined cash purchase price of $321 million, net of cash acquired, during fiscal 2025. These acquired businesses have been reported as part of our Industrial Solutions segment from the date of acquisition.

Fiscal 2024 Acquisition

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

Pending Acquisition

On July 22, 2026, we entered into a definitive agreement to acquire Astrodyne TDI, a leading manufacturer of power and filter solutions, for approximately $1.4 billion in cash. The transaction, which is expected to close by the end of calendar year 2026, is subject to customary regulatory approvals and other closing conditions. The business will be reported as part of the automation and connected living business within our Industrial Solutions segment.

5. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2026	2025

	(in millions)
Raw materials	$443	$420
Work in progress	1,140	1,078
Finished goods	1,379	1,201
Inventories	$2,962	$2,699

6. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2026	2025

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$137	$138
Buildings and improvements	1,777	1,692
Machinery and equipment	10,107	9,445
Construction in process	881	814
	12,902	12,089
Accumulated depreciation	(8,265)	(7,777)
Property, plant, and equipment, net	$4,637	$4,312

Depreciation expense was $806 million, $648 million, and $660 million in fiscal 2026, 2025, and 2024, respectively.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2024(1)	$1,584	$4,217	$5,801
Acquisitions and purchase accounting adjustments	—	1,227	1,227
Currency translation	25	73	98
Balance at fiscal year end 2025(1)	1,609	5,517	7,126
Acquisitions and purchase accounting adjustments	15	325	340
Currency translation	(10)	(36)	(46)
Balance at fiscal year end 2026(1)	$1,614	$5,806	$7,420
(1)	At fiscal year end 2026, 2025, and 2024, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $3,091 million and $1,158 million, respectively.

During fiscal 2026, we recognized goodwill of $340 million primarily in the Industrial Solutions segment in connection with recent acquisitions. During fiscal 2025, we recognized goodwill within the Industrial Solutions segment of $1,028 million related to the acquisition of Richards Manufacturing and $199 million related to other acquisitions. See Note 4 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2026 and determined that no impairment existed.

8. Intangible Assets, Net

Net intangible assets consisted of the following:

	Fiscal Year End
	2026			2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$3,004	$(1,271)	$1,733	$3,033	$(1,118)	$1,915
Intellectual property	679	(397)	282	727	(430)	297
Other	24	(8)	16	23	(8)	15
Total	$3,707	$(1,676)	$2,031	$3,783	$(1,556)	$2,227

Intangible asset amortization expense was $227 million, $190 million, and $166 million for fiscal 2026, 2025, and 2024, respectively.

At fiscal year end 2026, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2027	$213
Fiscal 2028	176
Fiscal 2029	171
Fiscal 2030	160
Fiscal 2031	160
Thereafter	1,151
Total	$2,031

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2026	2025

	(in millions)
Accrued payroll and employee benefits	$848	$787
Dividends payable to shareholders	224	209
Income taxes payable	197	153
Lease liability	131	126
Derivative liabilities	123	100
Deferred revenue	118	115
Restructuring reserves	95	163
Interest payable	62	62
Other	609	532
Accrued and other current liabilities	$2,407	$2,247

10. Debt

Debt was as follows:

	Fiscal Year End
	2026	2025

	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 4.10% at fiscal year end 2026	$100	$—
4.50% senior notes due 2026	—	500
3.70% senior notes due 2026	—	350
3.125% senior notes due 2027	400	400
2.50% euro-denominated senior notes due 2028	570	585
0.00% euro-denominated senior notes due 2029	627	643
4.625% senior notes due 2030	350	350
4.50% senior notes due 2031	650	450
2.50% senior notes due 2032	600	600
3.25% euro-denominated senior notes due 2033	855	877
5.00% senior notes due 2035	450	450
4.875% senior notes due 2036	550	—
7.125% senior notes due 2037	477	477
Other	67	71
	5,696	5,753
Unamortized discounts, premiums, and debt issuance costs, net	(57)	(59)
Total debt	$5,639	$5,694

During fiscal 2026, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued $200 million aggregate principal amount of 4.50% senior notes due in February 2031 and $550 million aggregate principal amount of 4.875% senior notes due in February 2036. The February 2031 senior notes represent a further issuance of TEGSA’s outstanding $450 million aggregate principal amount of 4.50% senior notes which were issued in fiscal 2025 and bring the total aggregate principal amount of the 4.50% senior notes due in February 2031 to $650 million. The new notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA entered into a new five-year unsecured senior revolving credit facility (“Credit Facility”) in February 2026 with aggregate commitments of $3.0 billion, which refinanced and replaced in full TEGSA’s existing $1.5 billion five-year

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unsecured senior revolving credit facility (the “Replaced Credit Facility”). The Credit Facility matures in February 2031 and contains provisions that allow for incremental commitments of up to $1.0 billion, subject to terms and conditions in the Credit Facility. TEGSA had no borrowings under the Credit Facility at fiscal year end 2026 or the Replaced Credit Facility at fiscal year end 2025.

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

At fiscal year end 2026, principal payments required for debt were as follows:

(in millions)
Fiscal 2027	$502
Fiscal 2028	571
Fiscal 2029	627
Fiscal 2030	350
Fiscal 2031	650
Thereafter	2,996
Total	$5,696

The fair value of our debt, based on indicative valuations, was approximately $5,402 million and $5,725 million at fiscal year end 2026 and 2025, respectively.

11. Leases

The components of lease cost were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Operating lease cost	$159	$145	$134
Variable lease cost	57	57	53
Total lease cost	$216	$202	$187

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2026	2025

	($ in millions)
Operating lease ROU assets:
Other assets	$547	$479
Operating lease liabilities:
Accrued and other current liabilities	$131	$126
Other liabilities	428	365
Total operating lease liabilities	$559	$491

Weighted-average remaining lease term (in years)	5.5	5.7
Weighted-average discount rate	3.3%	3.4%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$156	$148	$141

ROU assets, including modifications of existing leases, obtained in exchange for operating lease liabilities	210	183	180
(1)	These payments are included in cash flows from operating activities, primarily in changes in accrued and other current liabilities.

At fiscal year end 2026, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2027	$131
Fiscal 2028	133
Fiscal 2029	104
Fiscal 2030	84
Fiscal 2031	61
Thereafter	112
Total lease payments	625
Less: interest	(66)
Present value of lease liabilities	$559

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trade Compliance Matters

As previously reported, as part of our ongoing internal compliance activities, we conducted an investigation related to country of origin for import matters and made a voluntary disclosure to the U.S. Customs and Border Protection Agency (“CBP”) regarding potential Section 301 unpaid duties, fees, and interest for certain imported products into the U.S. During fiscal 2026, we filed a perfected prior disclosure to CBP and paid $14 million to CBP to resolve this matter. Although CBP has not yet completed its review of the disclosure, we do not expect that the outcome of the review will have a material effect on our results of operations, financial position, or cash flows.

IEEPA Tariff Refunds

In February 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. Following a March 2026 order to refund IEEPA tariffs, CBP launched a refund process in April 2026 through which eligible importers could request refunds. During the quarter ended September 25, 2026, we filed certain claims and received tariff refunds of $91 million which were recorded as a reduction to cost of sales. These refunds relate to IEEPA tariffs paid since they were originally imposed in 2025 through February 2026. We expect to return $87 million of these refunds to customers and, as such, that amount was recorded as a reduction to net sales during the quarter ended September 25, 2026. The timing and amount of any further tariff refunds remain uncertain, and, accordingly, no benefit was recognized as of fiscal year end 2026 for any additional potential refunds related to IEEPA tariffs previously paid.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2026, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $20 million to $53 million, and we accrued $27 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2026, we had outstanding letters of credit, letters of guarantee, and surety bonds of $282 million to support normal business activities.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial institution. Outstanding payment obligations under our supply chain finance program are included in accounts payable on our Consolidated Balance Sheets. The changes in our payment obligations were as follows:

	Fiscal
	2026	2025

	(in millions)
Balance at beginning of fiscal year	$161	$105
Invoices confirmed during the fiscal year	504	514
Invoices paid during the fiscal year	(526)	(458)
Balance at end of fiscal year	$139	$161

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

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,416 million and $4,212 million at fiscal year end 2026 and 2025, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $5,759 million and $5,671 million at fiscal year end 2026 and 2025, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 1.8% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2031, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2026	2025

	(in millions)
Prepaid expenses and other current assets	$24	$11
Other assets	48	23
Accrued and other current liabilities	89	97
Other liabilities	89	193

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$77	$(163)	$(112)
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	63	(89)	(194)
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss), and offset by changes attributable to the translation of the net investment.

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

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. These contracts had an aggregate notional value of $876 million and $569 million at fiscal year end 2026 and 2025, respectively, and were designated as cash flow hedges. These commodity swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2026	2025

	(in millions)
Prepaid expenses and other current assets	$75	$73
Other assets	3	7
Accrued and other current liabilities	30	—
Other liabilities	8	—

The impacts of our commodity swap contracts were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Gains recorded in other comprehensive income (loss)	$165	$78	$102
Gains reclassified from accumulated other comprehensive income (loss) into cost of sales	189	54	19

We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2026 and 2025.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2026	2025	2024	2026	2025	2024

	($ in millions)
Operating expense:
Service cost	$31	$31	$28	$5	$7	$7
Other (income) expense:
Interest cost	67	61	63	34	33	39
Expected returns on plan assets	(61)	(58)	(53)	(47)	(45)	(38)
Amortization of net actuarial loss	7	6	5	4	4	4
Amortization of prior service credit	(4)	(4)	(4)	—	—	—
Settlement and curtailment losses (gains) and other	5	5	(1)	—	—	—
Net periodic pension benefit cost (credit)	$45	$41	$38	$(4)	$(1)	$12
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	4.06%	3.59%	4.13%	5.29%	4.94%	6.04%
Expected returns on plan assets	5.23%	4.96%	5.08%	8.16%	7.69%	7.10%
Rates of compensation increases	2.61%	2.59%	2.68%	—%	—%	—%

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2026	2025	2026	2025

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,712	$1,778	$671	$700
Service cost	31	31	5	7
Interest cost	67	61	34	33
Actuarial gains	(140)	(91)	(47)	(5)
Benefits and administrative expenses paid	(96)	(79)	(63)	(64)
Settlements and curtailments	(13)	(30)	—	—
Currency translation	(38)	36	—	—
Other	5	6	—	—
Benefit obligation at end of fiscal year	1,528	1,712	600	671

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,172	1,217	602	607
Actual returns on plan assets	44	7	36	41
Employer contributions	55	51	15	18
Benefits and administrative expenses paid	(96)	(79)	(63)	(64)
Settlements	(13)	(28)	—	—
Currency translation	(32)	3	—	—
Other	2	1	—	—
Fair value of plan assets at end of fiscal year	1,132	1,172	590	602
Funded status	$(396)	$(540)	$(10)	$(69)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$246	$191	$7	$—
Accrued and other current liabilities	(41)	(40)	(1)	(1)
Long-term pension and postretirement liabilities	(601)	(691)	(16)	(68)
Net amount recognized	$(396)	$(540)	$(10)	$(69)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(20)	$(154)	$(92)	$(132)
Prior service cost	(9)	(2)	—	—
Total	$(29)	$(156)	$(92)	$(132)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	4.99%	4.06%	6.41%	5.29%
Rates of compensation increases	2.67%	2.61%	—%	—%

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2026	2025	2026	2025

	(in millions)
Current year net actuarial gain recorded in accumulated other comprehensive income (loss)	$122	$41	$36	$1
Amortization of net actuarial loss	12	9	4	4
Current year prior service cost recorded in accumulated other comprehensive income (loss)	(3)	(2)	—	—
Amortization of prior service credit	(4)	(5)	—	—
	$127	$43	$40	$5

In fiscal 2026, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates, partially offset by unfavorable asset performance, for our U.S. and non-U.S. defined benefit pension plans as compared to fiscal 2025. In fiscal 2025, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates and favorable asset performance for our U.S. defined benefit pension plans, partially offset by unfavorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2024.

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

At fiscal year end 2026, the long-term target asset allocation in our U.S. plans’ master trust is 25% return-seeking assets and 75% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 110%. Based on the funded status of the plans as of fiscal year end 2026, our target asset allocation is 60% return-seeking and 40% liability-hedging.

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2026	2025	Target	2026	2025
Asset category:
Equity securities	22%	21%	36%	60%	51%	52%
Fixed income	55	61	37	40	49	48
Other	23	18	27	—	—	—
Total	100%	100%	100%	100%	100%	100%

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our ordinary shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our ordinary shares. The aggregate amount of our ordinary shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of approximately $55 million and $12 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2027. We may also make voluntary contributions at our discretion.

At fiscal year end 2026, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2027	$105	$62
Fiscal 2028	100	60
Fiscal 2029	107	59
Fiscal 2030	112	58
Fiscal 2031	108	56
Fiscal 2032-2036	584	256

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2026	2025	2026	2025

	(in millions)
Accumulated benefit obligation	$1,444	$1,643	$600	$671
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	618	742	498	671
Fair value of plan assets	32	50	480	602
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	675	856	498	671
Fair value of plan assets	32	123	480	602

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2026
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$163	$—	$163	$—	$151	$—	$151
Fixed income:
Commingled fixed income funds(2)	—	696	—	696	—	273	—	273
Other(3)	—	162	—	162	—	16	—	16
Subtotal	$—	$1,021	$—	1,021	$—	$440	$—	440
Items to reconcile to fair value of plan assets(4)				111				150
Fair value of plan assets				$1,132				$590

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year End 2025
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$257	$—	$257	$—	$182	$—	$182
Fixed income:
Commingled fixed income funds(2)	—	648	—	648	—	257	—	257
Other(3)	—	180	—	180	—	31	—	31
Subtotal	$—	$1,085	$—	1,085	$—	$470	$—	470
Items to reconcile to fair value of plan assets(4)				87				132
Fair value of plan assets				$1,172				$602
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Commingled fixed income funds are pooled investments in multiple fixed income-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(3)	Other investments are composed of insurance contracts, derivatives, short-term investments, and structured products such as collateralized obligations and mortgage- and asset-backed securities. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2).
(4)	Items to reconcile to fair value of plan assets include certain investments containing no significant redemption restrictions that were measured at net asset value (“NAV”) using the NAV practical expedient available in ASC 820 and amounts receivable or payable for unsettled transactions and cash balances, both of which are considered to be carried at book value.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $55 million, $53 million, and $57 million for fiscal 2026, 2025, and 2024, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans which permit eligible employees to defer a portion of their compensation. A record-keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2026 and 2025, total deferred compensation liabilities were $344 million and $310 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $8 million and $10 million at fiscal year end 2026 and 2025, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2026, 2025, and 2024 was not significant.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Income Taxes

As discussed in Note 2, we adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis, in fiscal 2026. Additionally, beginning prospectively in fiscal 2026, we disaggregate income tax information for Ireland, our jurisdiction of incorporation, from foreign jurisdictions.

Income Tax Expense for Fiscal 2026

Components of income tax expense were as follows:

Fiscal
2026
(in millions)
Current income tax expense:
Ireland	$1
Foreign	373
374
Deferred income tax expense:
Ireland	10
Foreign	311
321
Income tax expense	$695

Components of income from continuing operations before income taxes were as follows:

Fiscal
2026
(in millions)
Ireland	$11
Foreign	3,939
Income from continuing operations before income taxes	$3,950

Income taxes paid, net of refunds, were as follows:

Fiscal
2026
(in millions)
Ireland	$—
Foreign:
China	263
Japan	28
Other foreign jurisdictions	163
Income taxes paid, net of refunds	$454

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation between income tax expense at the Irish statutory rate and income tax expense was as follows:

	Fiscal
	2026
	Amount	Percentage(1)

	($ in millions)
Provision for income taxes at the Irish statutory rate(2)	$494	12.5%
Foreign tax effects:
China
Statutory rate differences(3)	101	2.6
Withholding taxes	72	1.8
Other	(1)	—
Luxembourg
Statutory rate differences(3)	49	1.2
Statutory revaluation of investments in subsidiaries	(499)	(12.6)
Changes in valuation allowance	411	10.4
Nondeductible interest expense	33	0.8
Other	17	0.4
Malta
Statutory rate differences(3)	77	1.9
Changes in valuation allowance	170	4.3
Notional interest deduction	(279)	(7.1)
Other	(8)	(0.2)
Switzerland
Statutory rate differences(3)	(82)	(2.1)
Subnational taxes	101	2.6
Other	(8)	(0.2)
U.S.
Changes in valuation allowance	(43)	(1.1)
Nondeductible interest expense	55	1.4
Other	14	0.4
Other foreign jurisdictions	93	2.4
Other	10	0.3
Worldwide changes in unrecognized tax benefits	(82)	(2.1)
Income tax expense	$695	17.6%
(1)	Represents percentage of income from continuing operations before income taxes.
(2)	The Irish statutory rate for trading income was 12.5% for fiscal 2026.
(3)	Represents statutory rate differences between Ireland and the named jurisdiction.

The income tax expense for fiscal 2026 included a $114 million net income tax benefit related primarily to the settlement of prior period tax matters and a $59 million income tax benefit related to a decrease in the valuation allowance for certain tax loss and credit carryforwards.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Tax Expense (Benefit) for Fiscal 2025 and 2024

The following income tax expense (benefit) information is presented as historically disclosed in our fiscal 2025 Annual Report.

Components of the income tax expense (benefit) were as follows:

	Fiscal
	2025	2024

	(in millions)
Current income tax expense:
U.S. Federal	$22	$23
U.S. State	6	4
Non-U.S.	395	365
	423	392
Deferred income tax expense (benefit):
U.S. Federal	47	(49)
U.S. State	5	3
Non-U.S.	886	(743)
	938	(789)
Income tax expense (benefit)	$1,361	$(397)

Components of income from continuing operations before income taxes were as follows:

	Fiscal
	2025	2024

	(in millions)
U.S.	$(70)	$(96)
Non-U.S.	3,274	2,893
Income from continuing operations before income taxes	$3,204	$2,797

The reconciliation between income tax expense at the U.S. federal statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2025	2024

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$673	$587
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax expense, net	9	6
Tax law changes	—	(260)
Tax credits	(24)	(982)
Non-U.S. net (earnings) loss(2)	40	(15)
Change in accrued income tax liabilities	38	160
Valuation allowance	617	328
Legal entity restructurings and intercompany transactions	2	(234)
Excess tax benefits from share-based payments	(22)	(8)
Other	28	21
Income tax expense (benefit)	$1,361	$(397)
(1)	The U.S. federal statutory rate was 21% for fiscal 2025 and 2024.
(2)	Excludes items which are separately presented.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax expense for fiscal 2025 included $574 million of income tax expense related to a net increase in the valuation allowance for certain deferred tax assets associated with a ten-year tax credit obtained by a Swiss subsidiary in fiscal 2024. In January 2025, the Organisation for Economic Co-operation and Development released new guidance for the global minimum tax rules which impacted the realizability of certain deferred tax assets associated with the ten-year tax credit and, as such, we recorded a net increase in the valuation allowance for deferred tax assets representing the amount of the Swiss subsidiary’s tax credits not expected to be realized. In addition, the income tax expense for fiscal 2025 included $44 million of income tax expense related to an increase in the valuation allowance for certain U.S. tax loss and credit carryforwards.

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

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2026	2025

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$453	$461
Tax loss, credit, and other tax attribute carryforwards	10,274	9,638
Intangible assets	740	883
Interest	506	562
Other	214	219
Gross deferred tax assets	12,187	11,763
Valuation allowance	(9,251)	(8,821)
Deferred tax assets, net of valuation allowance	2,936	2,942

Deferred tax liabilities:
Statutory revaluation of investments in subsidiaries	(690)	(231)
Other	(364)	(402)
Total deferred tax liabilities	(1,054)	(633)

Net deferred tax assets	$1,882	$2,309

Our tax loss, credit, and other tax attribute carryforwards (tax effected) at fiscal year end 2026 were as follows:

	Expiration Period
		Fiscal 2032
	Through	Through	No
	Fiscal 2031	Fiscal 2046	Expiration	Total

	(in millions)
Net operating loss	$51	$7,319	$1,342	$8,712
Tax credit	42	1,082	7	1,131
Notional interest deduction	—	—	340	340
Capital loss	—	2	89	91
Total tax loss, credit, and other tax attribute carryforwards	$93	$8,403	$1,778	$10,274

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance for deferred tax assets of $9,251 million and $8,821 million at fiscal year end 2026 and 2025, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, credit, and other tax attribute carryforwards in various jurisdictions. During fiscal 2026, the valuation allowance increased primarily as a result of $491 million (tax effected) net statutory revaluations of investments in subsidiaries in certain jurisdictions, with a corresponding increase to tax loss and credit carryforwards. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Irish or foreign income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

Uncertain Tax Positions

The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2026	2025	2024

	(in millions)
Balance at beginning of fiscal year	$719	$652	$454
Additions for tax positions related to prior years	40	3	5
Reductions for tax positions related to prior years	(112)	(14)	(6)
Additions for tax positions related to the current year	111	97	215
Settlements	(13)	(2)	(5)
Reductions due to lapse of applicable statutes of limitations	(78)	(16)	(15)
Foreign currency translation	(8)	(1)	4
Balance at end of fiscal year	$659	$719	$652

The total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate were $483 million, $533 million, and $485 million at fiscal year end 2026, 2025, and 2024, respectively.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2026 and 2025, we had $42 million and $89 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2026, 2025, and 2024, we recognized an income tax benefit of $47 million, expense of $9 million, and expense of $15 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

Our subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 10 years. Various subsidiary income tax returns are currently in the process of examination by taxing authorities.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of fiscal year end 2026, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
China	2016 through 2026
Germany	2015 through 2026
Ireland	2021 through 2026
Japan	2020 through 2026
Luxembourg	2021 through 2026
Switzerland	2022 through 2026
U.S.	2023 through 2026

In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

16. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Basic	292	297	307
Dilutive impact of share-based compensation arrangements	2	2	2
Diluted	294	299	309

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our shares and inclusion would be antidilutive:

	Fiscal
	2026	2025	2024

	(in millions)
Antidilutive share options	—	1	1

17. Shareholders’ Equity and Redeemable Noncontrolling Interest

Ordinary Shares

Effective beginning in fiscal 2025, we are organized under the laws of Ireland. The rights of holders of our shares are governed by Irish law and our Irish articles of association. The par value of our ordinary shares is stated in U.S. dollars.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ordinary Shares Held in Treasury

Approximately nine million and eight million ordinary shares were held in treasury at fiscal year end 2026 and 2025, respectively.

In fiscal 2026, our Board of Directors approved the cancellation of approximately eight million ordinary shares purchased under our share repurchase program.

All treasury shares held as of fiscal year end 2024 were cancelled at the beginning of fiscal 2025 following our change in place of incorporation. See Note 1 for additional information regarding our change in place of incorporation.

In fiscal 2024, our shareholders approved the cancellation of six million shares purchased under our share repurchase program. This capital reduction by cancellation of shares was subject to a notice period, filing with the commercial register in Switzerland, and other requirements.

Authorized Share Capital

In connection with our merger and change in place of incorporation, we converted 25,000 ordinary shares to ordinary class A shares and issued certain preferred shares to facilitate the merger. The ordinary class A shares and preferred shares were re-acquired and cancelled following the merger. No preferred shares and no ordinary class A shares were outstanding at fiscal year end 2026 or 2025.

Our authorized share capital consisted of 1,500,000,000 ordinary shares with a par value of $0.01 per share, two preferred shares with a par value of $1.00 per share, and 25,000 ordinary class A shares with a par value of €1.00 per share as of fiscal year end 2026 and 2025. The authorized share capital includes 25,000 ordinary class A shares with a par value of €1.00 per share in order to satisfy statutory requirements for the incorporation of all Irish public limited companies.

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

As an Irish company, our dividends may only be paid from profits available for distribution as defined under Irish law. As of fiscal year end 2026, such amounts were approximately $45 billion.

Dividends

We paid cash dividends to shareholders of $2.98, $2.72, and $2.48 per ordinary/common share in fiscal 2026, 2025, and 2024, respectively.

As provided by Irish law and our articles of association, our Board of Directors may approve interim dividends on our ordinary shares at its discretion. Shareholder approval is not required for such interim dividends.

In September 2026, our Board of Directors approved an interim cash dividend of $0.78 per ordinary share, payable on December 11, 2026, to shareholders of record on November 20, 2026. At fiscal year end 2026 and 2025, dividends payable to shareholders of $224 million and $209 million, respectively, were recorded in accrued and other current liabilities on the Consolidated Balance Sheets.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Repurchase Program

In fiscal 2026, our Board of Directors authorized an increase of $3.0 billion in our share repurchase program. Shares repurchased under the share repurchase program were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Number of ordinary/common shares repurchased	9	8	14
Repurchase value	$1,892	$1,356	$1,991

At fiscal year end 2026, we had $2.5 billion of availability remaining under our share repurchase authorization.

Redeemable Noncontrolling Interest

We owned approximately 71% of our First Sensor AG (“First Sensor”) subsidiary as of fiscal year end 2026. The noncontrolling interest holders can elect either (1) to remain First Sensor shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. As the exercise of the put right by First Sensor noncontrolling interest shareholders is not within our control, our First Sensor noncontrolling interest balance is recorded as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheets as of fiscal year end 2026 and 2025.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrecognized	Gains (Losses)	Accumulated
	Currency	Pension and	on Cash	Other
	Translation	Postretirement	Flow	Comprehensive
	Adjustments(1)	Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2023	$75	$(196)	$(37)	$(158)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	130	(56)	102	176
Amounts reclassified from accumulated other comprehensive income (loss)	1	4	(18)	(13)
Income tax (expense) benefit	—	15	(8)	7
Other comprehensive income (loss), net of tax	131	(37)	76	170
Less: other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at fiscal year end 2024	$199	$(233)	$39	$5
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(46)	40	77	71
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	(53)	(45)
Income tax expense	—	(15)	(3)	(18)
Other comprehensive income (loss), net of tax	(46)	33	21	8
Less: other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at fiscal year end 2025	$146	$(200)	$60	$6
Other comprehensive income (loss), net of tax:
Other comprehensive income before reclassifications	95	155	164	414
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	(188)	(177)
Income tax (expense) benefit	—	(38)	9	(29)
Other comprehensive income (loss), net of tax	95	128	(15)	208
Less: other comprehensive loss attributable to noncontrolling interests	4	—	—	4
Balance at fiscal year end 2026	$245	$(72)	$45	$218
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.

19. Share Plans

Our equity compensation plans, of which the 2024 Stock and Incentive Plan, amended and restated as of September 30, 2024 (the “2024 Plan”), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2026, the 2024 Plan provided for a maximum of 20 million ordinary shares to be issued as Awards, subject to adjustment as provided under the terms of the plan. A total of 17 million of the shares remained available for issuance under the 2024 Plan as of fiscal year end 2026.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation Expense

Share-based compensation expense, which was included in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Share-based compensation expense	$168	$149	$127

We recognized a related tax benefit associated with our share-based compensation arrangements of $32 million, $29 million, and $25 million in fiscal 2026, 2025, and 2024, respectively.

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

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2025	1,326,183	$142.44
Granted	427,476	228.80
Vested	(501,184)	142.10
Forfeited	(126,772)	166.81
Nonvested at fiscal year end 2026	1,125,703	$173.10

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2026, 2025, and 2024 was $228.80, $153.48, and $135.32, respectively.

The total fair value of restricted share awards that vested during fiscal 2026, 2025, and 2024 was $71 million, $80 million, and $73 million, respectively.

As of fiscal year end 2026, there was $94 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2025	486,228	$135.69
Granted	200,466	201.97
Vested	(232,879)	124.52
Forfeited	(11,325)	155.56
Outstanding at fiscal year end 2026	442,490	$170.39

The weighted-average grant-date fair value of performance share awards granted during fiscal 2026, 2025, and 2024 was $201.97, $153.44, and $129.05, respectively.

The total fair value of performance share awards that vested during fiscal 2026, 2025, and 2024 was $29 million, $22 million, and $20 million, respectively.

As of fiscal year end 2026, there was $22 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.1 years.

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

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2025	4,116,596	$127.38
Granted	300,900	235.50
Exercised	(697,825)	114.80
Forfeited	(92,565)	153.20
Outstanding at fiscal year end 2026	3,627,106	$138.11	5.9	$297
Vested and expected to vest at fiscal year end 2026	3,597,328	$137.74	5.8	$296
Exercisable at fiscal year end 2026	2,273,679	$124.65	4.8	$214

The weighted-average exercise price of share option awards granted during fiscal 2026, 2025, and 2024 was $235.50, $153.11, and $131.86, respectively.

The total intrinsic value of options exercised during fiscal 2026, 2025, and 2024 was $87 million, $157 million, and $59 million, respectively. We received cash related to the exercise of options of $82 million, $182 million, and $89 million in fiscal 2026, 2025, and 2024, respectively.

As of fiscal year end 2026, there was $19 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.4 years.

TE CONNECTIVITY PLC

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2026	2025	2024
Weighted-average grant-date fair value	$67.07	$46.38	$39.79

Assumptions:
Expected share price volatility	27%	31%	31%
Risk-free interest rate	3.9%	4.4%	4.6%
Expected annual dividend per share	$2.85	$2.60	$2.36
Expected life of options (in years)	5.5	5.3	5.3

20. Segment and Geographic Data

We operate through two reportable segments: Transportation Solutions and Industrial Solutions. During fiscal 2026, we realigned a product line within the Transportation Solutions segment. The realignment did not result in any changes at the segment level. The following information reflects our current reporting structure. Prior period results have been recast to conform to the current reporting structure. As a result of the realignment, which was not significant, $54 million and $49 million of net sales were transferred from the commercial transportation business to the automotive business within the Transportation Solutions segment for fiscal 2025 and 2024, respectively.

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

Costs specific to a segment are charged to the segment, and corporate expenses, such as headquarters administrative costs, are generally allocated to the segments based on each segment’s share of total operating income. Intersegment sales are not material. Corporate assets are allocated to the segments based on each segment’s share of total segment assets.

As discussed in Note 12, in fiscal 2026, we received $91 million of IEEPA tariff refunds which were recorded as a reduction to cost of sales. We expect to return $87 million of these refunds to customers and, as such, that amount was recorded as a reduction to net sales in fiscal 2026. These amounts have not been allocated to the reportable segments or regions and are presented as reconciling items below.

No single customer accounted for a significant amount of our net sales in fiscal 2026, 2025, or 2024.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Net sales by segment and industry end market were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Transportation Solutions:
Automotive	$7,523	$7,106	$7,088
Commercial transportation	1,635	1,371	1,407
Sensors	911	911	986
Total Transportation Solutions	10,069	9,388	9,481
Industrial Solutions:
Digital data networks	3,183	2,208	1,274
Automation and connected living	2,480	2,147	1,994
Energy	1,887	1,344	919
Aerospace, defense, and marine	1,670	1,483	1,344
Medical	683	692	833
Total Industrial Solutions	9,903	7,874	6,364
Segment net sales	19,972	17,262	15,845
Reconciling item(1)	(87)	—	—
Total	$19,885	$17,262	$15,845
(1)	Reconciling item relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

Net sales by geographic region and segment were as follows:

	Fiscal
	2026	2025	2024

	(in millions)
Asia–Pacific:
Transportation Solutions	$4,498	$4,118	$3,709
Industrial Solutions	3,266	2,434	1,658
Total Asia–Pacific	7,764	6,552	5,367
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	3,557	3,282	3,600
Industrial Solutions	2,829	2,460	2,299
Total EMEA	6,386	5,742	5,899
Americas:
Transportation Solutions	2,014	1,988	2,172
Industrial Solutions	3,808	2,980	2,407
Total Americas	5,822	4,968	4,579
Regional net sales	19,972	17,262	15,845
Reconciling item(1)	(87)	—	—
Total	$19,885	$17,262	$15,845
(1)	Reconciling item relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents operating results and other data by reportable segment:

	Transportation	Industrial
	Solutions	Solutions	Total

	(in millions)
As of or for the fiscal year ended September 25, 2026
Net sales			$19,885
Reconciling item(1)			87
Segment net sales	$10,069	$9,903	19,972
Less:
Cost of sales(2)	6,558	6,212
Selling, general, and administrative expenses	978	1,146
Research, development, and engineering expenses	473	469
Other segment items(3)	91	58
Segment operating income	$1,969	$2,018	3,987
Reconciling item(4)			4
Operating income			$3,991

Depreciation	$454	$352	$806
Amortization	71	156	227
Capital expenditures	428	694	1,122
Segment assets(5)	6,124	5,314	11,438
As of or for the fiscal year ended September 26, 2025
Net sales	$9,388	$7,874	$17,262
Less:
Cost of sales	6,151	5,032
Selling, general, and administrative expenses	892	974
Research, development, and engineering expenses	452	377
Other segment items(3)	75	98
Operating income	$1,818	$1,393	$3,211

Depreciation	$405	$243	$648
Amortization	70	120	190
Capital expenditures	495	441	936
Segment assets(5)	5,975	4,439	10,414
As of or for the fiscal year ended September 27, 2024
Net sales	$9,481	$6,364	$15,845
Less:
Cost of sales	6,220	4,169
Selling, general, and administrative expenses	874	858
Research, development, and engineering expenses	440	301
Other segment items(3)	67	120
Operating income	$1,880	$916	$2,796

Depreciation	$451	$209	$660
Amortization	71	95	166
Capital expenditures	431	249	680
Segment assets(5)	5,758	3,717	9,475
(1)	Reconciling item for net sales relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

TE CONNECTIVITY PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Excludes $91 million related to IEEPA tariff refunds which were recorded as a reduction to cost of sales in fiscal 2026.
(3)	Other segment items consist of acquisition and integration costs and net restructuring and other charges.
(4)	Reconciling item for operating income relates to the net impact of IEEPA tariff refunds received in fiscal 2026.
(5)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

The following table presents a reconciliation of segment assets to total assets:

	Fiscal Year End
	2026	2025	2024

	(in millions)
Total segment assets	$11,438	$10,414	$9,475
Other current assets	2,482	1,864	2,059
Other noncurrent assets	12,752	12,803	11,320
Total assets	$26,672	$25,081	$22,854

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2026	2025	2024	2026	2025	2024

	(in millions)
Asia–Pacific:
China	$5,692	$4,610	$3,571	$1,070	$970	$844
Other Asia–Pacific	2,072	1,942	1,796	556	373	332
Total Asia–Pacific	7,764	6,552	5,367	1,626	1,343	1,176
EMEA:
Switzerland	4,238	3,860	3,906	21	15	7
Germany	188	193	236	529	592	586
Other EMEA	1,960	1,689	1,757	1,151	1,134	1,060
Total EMEA	6,386	5,742	5,899	1,701	1,741	1,653
Americas:
U.S.	5,272	4,408	4,020	1,152	1,085	953
Other Americas	550	560	559	158	143	121
Total Americas	5,822	4,968	4,579	1,310	1,228	1,074
	19,972	17,262	15,845	4,637	4,312	3,903
Reconciling item(2)	(87)	—	—	—	—	—
Total	$19,885	$17,262	$15,845	$4,637	$4,312	$3,903
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.
(2)	Reconciling item for net sales relates to IEEPA tariff refunds received in fiscal 2026 that are expected to be returned to customers.

TE CONNECTIVITY PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 25, 2026, September 26, 2025, and September 27, 2024

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2026:
Allowance for doubtful accounts receivable	$44	$15	$—	$(4)	$55
Valuation allowance on deferred tax assets	8,821	567	(41)	(96)	9,251

Fiscal 2025:
Allowance for doubtful accounts receivable	$32	$22	$1	$(11)	$44
Valuation allowance on deferred tax assets	8,285	878	88	(430)	8,821

Fiscal 2024:
Allowance for doubtful accounts receivable	$30	$15	$2	$(15)	$32
Valuation allowance on deferred tax assets	7,416	907	10	(48)	8,285